Form 10QSB
period 2003-03-31
DDI INTERNATIONAL INC
filed 2003-05-20
CIK 1174259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-89830

DDI INTERNATIONAL INC.

(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0372619 (I.R.S. Employer Identification No.)

5232 Malaspina Place, North Vancouver, British Columbia, V7R 4M1, Canada (Address of principal executive offices)

604-985-4397 (Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at May 14, 2003

Common Stock - $0.001 par value	11,000,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Page 1

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

DDI INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

BALANCE SHEETS	3
INTERIM STATEMENTS OF OPERATIONS	4
STATEMENT OF STOCKHOLDERS’ EQUITY	5
INTERIM STATEMENTS OF CASH FLOWS	6
NOTES TO INTERIM FINANCIAL STATEMENTS	7

DDI INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS
(unaudited)

	March 31,2003	December 31, 2002

ASSETS

CURRENT ASSETS
Cash	$6,105	$8,738
Prepaid expenses	400

	$6,505	$8,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,100	$3,329

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000 ,000 shares authorized
11,000,000 common shares issued and outstanding	11,000	11,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(26,595)	(25,591)

	4,405	5,409

	$6,505	$8,738

The accompanying notes are an integral part of these interim financial statements

DDI INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2003	March 22, 2002 (inception) to March 31, 2002	March 22, 2002 (inception) to March 31, 2003

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$189	$-	$987
Professional fees	300	500	14,125
Regulatory and filing fees	515	-	4,483
Website development costs	-	-	1,000

NET LOSS FOR THE PERIOD	$1,004	$500	$20,595

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,000,000	6,000,000

The accompanying notes are an integral part of these interim financial statements

DDI INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO MARCH 31, 2003

(Unaudited)

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Issued for option agreement – March 29, 2002	6,000,000	$6,000	$-	$(6,000)	$-

Issued for cash at $0.005 per share – April 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period March 22, 2002 (inception) to December 31, 2002	-	-	-	(19,591)	(19,591)

Balance, December 31, 2002	11,000,000	11,000	20,000	(25,591)	5,409

Net loss for the period ended March 31, 2003	-	-	-	(1,004)	(1,004)

Balance, March 31, 2003	11,000,000	$11,000	$20,000	$(26,595)	$4,405

The accompanying notes are an integral part of these interim financial statements

DDI INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2003	March 22, 2002 (inception) to March 31, 2002	March 22, 2002 (inception) to March 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,004)	$(500)	$(20,595)
Adjusted for item not involving cash:
Changes in prepaid expenses	(400)	-	(400)

Changes in accounts payable	(1,229)	(500)	2,100

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,633)	-	(18,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	25,000

INCREASE (DECREASE) IN CASH	(2,633)	-	6,105

CASH, BEGINNING OF PERIOD	8,738	-	-

CASH, END OF PERIOD	$6,105	$-	$6,105

Other non-cash transactions:
Effective March 29, 2002 the Company issued 2,000,000 restricted shares of common stock pursuant to the option agreement described in Note 3.

The accompanying notes are an integral part of these interim financial statements

DDI INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

MARCH 31, 2003

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, by agreement dated March 29, 2002 acquired the option to purchase and develop the domain name “DR-DENTAL-INFO.COM” in exchange for 6,000,000 restricted common shares of capital stock of the Company and $200,000 payable on or before March 28, 2004. The Company, through DR-DENTAL-INFO.COM , intends to develop a dental portal that will provide assistance and information to dentists, consumers and industry providers in the dental industry. The Company is planning to go public by way of a SB-2 registration statement to be filed with the Securities and Exchange Commission and intends to list its shares for trading on the OTCBB.

The Company is in the initial development stage and has incurred losses since inception totalling $20,595. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on March 22, 2002 in the State of Nevada. The Company’s fiscal year end is December 31 with its initial period being from March 22, 2002 (inception) to December 31, 2002.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

DDI INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

MARCH 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Goodwill and Intangible Assets
The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. They will be tested for impairment annually and if management determines that an impairment has occurred, the carrying value of the asset will be reduced accordingly.

Website Development Costs
The Company accounts for website development costs in accordance with EITF 00-02 whereby preliminary website development costs are expensed as incurred. Upon achieving technical and financial viability and ensuring adequate resources to complete development, the Company capitalizes all direct costs relating to the website development. Ongoing costs for maintenance and enhancement are expensed as incurred. Capitalized costs will be amortized on a straight-line basis over five years commencing upon substantial completion and commercialization of the website. To date the Company has not capitalized any web site development costs.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at October 31, 2002 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 3 – OPTION AGREEMENT

By agreement dated March 29, 2002 between the Company and Dr. Brooke Mitchell (the “optionee”), the Company acquired the option to purchase and develop the domain name DR-DENTAL-INFO.COM and other related proprietary information (“DR-Dental”), in exchange for 6,000,000 restricted common shares of capital stock of the Company and an additional payment of $200,000 payable on or before the end of the option term. The term of the option is for two years ended March 28, 2004. The term may be extended at the Company’s option for a further year through the issuance of an additional 500,000 restricted common shares of capital stock of the Company. The Company has the right to use and improve DR-Dental, however the assets remain under control of the optionee until all option payments have been made.

For accounting purposes the Company must record the cost of acquiring the option to purchase and develop DR-DENTAL-INFO.COM and the other related proprietary information at the related party vendor’s cost. The transaction has been recorded at a nil value as the vendor’s cost is not determinable.

The optionee is the sole director of the Company.

DDI INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

MARCH 31, 2003

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.
To March 31,2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period ended March 31, 2003 the Company incurred $NIL (March 31, 2002 - $500) in professional fees to a firm of which an officer of the Company was an associate.

Refer to Note 3.

NOTE 6 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $20,600 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF DDI INTERNATIONAL INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

DDI is a start-up, development stage company and has not yet generated or realized any revenues from its business operations. DDI raised $25,000 from our Reg S non-public offering in April 2002. Those funds have been used to pay for our organizational costs and the costs of its registration statement.

From inception to March 31, 2003, we had a loss of $20,595. This represented an increase of $1,004 in losses since December 31, 2002, which were a result of (a) an increase of $189 for office and general expenses, (b) an increase of $300 in professional fees, and (c) an increase of $515 for regulatory and filing fees.

Operating expenses increased by $504 from $500 for the three-month period ended March 31, 2002 to $1,004 for the three-month period ended March 31, 2003. The increase in operating expenses was caused by the increase in operating expenses. The increase was primarily due to (a) an increase of $189 for office and general expenses, (b) an increase of $300 in professional fees, and (c) an increase of $515 for regulatory and filing fees.
Limited operating history; need for additional capital

There is no historical financial information about DDI upon which to base an evaluation of its performance. DDI is a development stage company and has not generated any revenues from operations. DDI cannot guarantee it will be successful in its business operations. DDI’s business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the development of its services, and possible cost overruns due to price and cost increases in services.

DDI has adopted a phased approach to the development of the website and its operations. This will allow DDI to allocate the expenditures of its resources in very timely and measured manner. DDI will not continue with expenditures in any phase of the development if management thinks DDI will be unable to complete the designated task. DDI may require further equity financing to provide for some of the capital required to implement future development of the website and operations beyond phase I-III or for products and services that are currently not anticipated to be developed.
DDI has no assurance that future financing will be available to it on acceptable terms. If financing is not available on satisfactory terms, DDI may be unable to continue, develop or expand its operations. However, if equity financing is available to DDI on acceptable terms, it could result in additional dilution to existing shareholders.

Results of Operations

From inception on March 22, 2002

DDI has not acquired any ownership interest in the assets acquired from Dr. Mitchell, however, DDI has made an initial payment for the assets.

As of March 31, 2003 we have an accumulated deficit of $26,595.

Since inception, the proceeds raised in DDI’s April 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; website development costs; and the cost of obtaining its interest in the assets under the option agreement. The costs of organization from inception to March 31, 2003 were $20,595. The costs are based upon DDI’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then DDI has not incurred any additional costs.

Liquidity and Capital Resources

As of the date of this quarterly report, DDI has yet to generate any revenues from its business operations.

DDI issued 6,000,000 shares of common stock at a deemed price of $0.001 per share through a Section 4(2) offering in March 2002. This was accounted for as a consideration paid for the right, title and interest we acquired in the assets pursuant to the option agreement.

Also, DDI issued another 5,000,000 Common Capital Shares through a Reg S offering in April 2002 at the offering price of $0.005 per share.

As of December 31, 2002 our total assets were $8,738 and our total liabilities were $3,329. As of March 31, 2003, our total assets were $6,505 and our total liabilities were $2,100. The decrease in the assets was a direct result of a decrease of $2,633 in cash and an increase of $400 in prepaid expenses and a decrease of $1,229 in accounts payable and accrued liabilities. The decrease in cash was a result of an increase of $1,004 in operating expenses and aggregate payments of $1,229, which decreased the accounts payable and accrued liabilities.

Plan of Operation for the Next Twelve Months

DDI anticipates that it may not be able to satisfy its working capital requirements for the next twelve months. Accordingly, it will need to raise additional working capital to continue its operations. DDI anticipates funding its working capital needs for the next twelve months through the equity capital markets and private financings. Although the foregoing actions are expected to cover its anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that DDI will be able to raise sufficient cash to meet these cash requirements.

Management plans to improve DDI’s cash flows and operating results by raising additional capital through private placements of stock and private loans. Therefore, DDI has not contemplated any plan of liquidation if it does not generate revenues. DDI cannot ensure, however, that these plans will be successful.

DDI is not currently conducting any research and development activities other than the development of its website. It does not anticipate conducting such activities in the near future. As DDI expands its customer base and product lines, it will need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Internal and External Sources of Liquidity

DDI has funded its operations principally from its April 2002 non-public offering.

Inflation

DDI does not believe that inflation will have a material impact on its future operations.

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about DDI’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2003; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2003 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and DDI disclaims any duty to update such statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the
Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand the features and services offered on DDI’s website; changes in business direction or strategy; competitive factors (including competitors introducing superior services); pricing pressure (including competitors offering similar services at lower prices); inability to attract, develop or retain technical, consulting, managerial, agents, or independent contractors; and changes in participant’s tastes. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and DDI assumes no obligation to update any such forward-looking statements.

Item 3.     Controls and Procedures.
Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, DDI’s Chief Executive Officer and Chief Financial Officer believe DDI’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by DDI in this report is accumulated and communicated to DDI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in DDI’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

DDI is not a party to any pending legal proceedings and, to the best of DDI’s knowledge, none of DDI’s assets are the subject of any pending legal proceedings.

Item 2. Changes in Securities.

During the first quarter of the fiscal year covered by this report, (i) DDI did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) DDI did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the first quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of DDI. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to DDI’s previously filed Form SB-2.

(b)   Reports on Form 8-K.

No reports were filed during the first quarter of the fiscal year covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, DDI has caused this report to be signed on its behalf by the undersigned duly authorized person.

DDI INTERNATIONAL INC.

              By : /s/ Dr. Brooke Mitchell
      Name:    Dr. Brooke Mitchell
      Title :   Director and CEO
      Dated:   May 20, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DDI International Inc. (“DDI”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. Brooke Mitchell, President, Chief Executive Officer of DDI and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Dr. Brooke Mitchell
Dr. Brooke Mitchell
Chief Executive Officer
May 20, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DDI International Inc. (“DDI”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene Daignault, Secretary, Treasurer, and Chief Financial Officer of DDI, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:
(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Rene Daignault
Rene Daignault
Chief Financial Officer
May 20, 2003

DDI INTERNATIONAL INC
.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dr. Brooke Mitchell, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of DDI International Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Dr. Brooke Mitchell
Dr. Brooke Mitchell
Chief Executive Officer

DDI INTERNATIONAL INC
.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Rene Daignault, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of DDI International Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Rene Daignault
Rene Daignault
Chief Financial Officer

