Form 10QSB
period 2003-06-30
DDI INTERNATIONAL INC
filed 2003-08-14
CIK 1174259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30 , 2003

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

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1 3 , 2003

Common Stock - $0.001 par value	11,000,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Page - 1

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements.

Page - 2

DDI INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

June 30 2003

(Unaudited)

Page - 3

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

Page - 4

DDI INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS
(unaudited)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,882	$8,738
Prepaid expenses	250

	$6,132	$8,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,414	$3,329

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000 ,000 shares authorized
11,000,000 common shares issued and outstanding	11,000	11,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(27,282)	(25,591)

	3,718	5,409

	$6,132	$8,738

The accompanying notes are an integral part of these interim financial statements

Page - 5

DDI INTERNATIONAL INC.
(a development stage company)
INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended	March 22, 2002 (inception)	March 22, 2002 (inception)
	June 30, 2003	June 30, 2002	June 30, 2003	to June 30, 2002	to June 30, 2003

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$81	$798	$270	$-	$1,068
Professional fees	233	10,884	533	500	14,358
Regulatory and filing fees	373	1,169	888	-	4,856
Website development costs	-	-	-	-	1,000

NET LOSS FOR THE PERIOD	$687	$12,851	$1,691	$500	$21,282

NET LOSS FOR THE PERIOD	$(687)	$(12,851)	$(1,691)	$(500)	$(21,282)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,000,000	11,000,000	11,000,000	11,000,000

The accompanying notes are an integral part of these interim financial statements

Page - 6

DDI INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO JUNE 30, 2003

(Unaudited)

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Issued for option agreement – March 29, 2002	6,000,000	$6,000	$-	$(6,000)	$-

Issued for cash at $0.005 per share – April 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period March 22, 2002 (inception) to December 31, 2002	-	-	-	(19,591)	(19,591)

Balance, December 31, 2002	11,000,000	11,000	20,000	(25,591)	5,409

Net loss for the period ended June 30, 2003 (unaudited)	-	-	-	(1,691)	(1,691)

Balance, June 30, 2003 (unaudited)	11,000,000	$11,000	$20,000	$(27,282)	$3,718

The accompanying notes are an integral part of these interim financial statements

Page - 7

DDI INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Six Months Ended	March 22, 2002 (inception)	March 22, 2002 (inception)
	June 30, 2003	June 30, 2002	June 30, 2003	to June 30, 2002	to June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$ (687)	$ (12,851)	$ (1,691)	$ (500)	$ (21,282)
Adjusted for item not involving cash:
Changes in prepaid expenses	150	-	(250)	-	(250)
Changes in accounts payable	314	2,175	(915)	(500)	2,414

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(223)	(10,676)	(2,856)	-	(19,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	25,000	-	-	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	25,000	-	-	25,000

INCREASE (DECREASE) IN CASH	(223)	14,324	(2,856)	-	5,882

CASH, BEGINNING OF PERIOD	6,105	-	8,738	-	-

CASH, END OF PERIOD	$ 5,882	$ 14,324	$ 5,882	$ -	$ 5,882

Other non-cash transactions:
Effective March 29, 2002 the Company issued 2,000,000 restricted shares of common stock pursuant to the option agreement described in Note 3.

The accompanying notes are an integral part of these interim financial statements

Page - 8

DDI INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

June 30, 2003

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, by agreement dated March 29, 2002 acquired the option to purchase and develop the domain name "DR-DENTAL-INFO.COM" in exchange for 6,000,000 restricted common shares of capital stock of the Company and $200,000 payable on or before March 28, 2004. The Company, through DR-DENTAL-INFO.COM , intends to develop a dental portal that will provide assistance and information to dentists, consumers and industry providers in the dental industry. The Company is planning to go public by way of a SB-2 registration statement to be filed with the Securities and Exchange Commission and intends to list its shares for trading on the OTCBB.

The Company is in the initial development stage and has incurred losses since inception totalling $21,282. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Page - 9

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Goodwill and Intangible Assets
The Company has adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized. They will be tested for impairment annually and if management determines that an impairment has occurred, the carrying value of the asset will be reduced accordingly.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 3 – OPTION AGREEMENT

By agreement dated March 29, 2002 between the Company and Dr. Brooke Mitchell (the "optionee"), the Company acquired the option to purchase and develop the domain name DR-DENTAL-INFO.COM and other related proprietary information ("DR-Dental"), in exchange for 6,000,000 restricted common shares of capital stock of the Company and an additional payment of $200,000 payable on or before the end of the option term. The term of the option is for two years ended March 28, 2004. The term may be extended at the Company’s option for a further year through the issuance of an additional 500,000 restricted common shares of capital stock of the Company. The Company has the right to use and improve DR-Dental, however the assets remain under control of the optionee until all option payments have been made.

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
To June 30,2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

Page - 10

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period ended June 30, 2003 the Company incurred $NIL (June 30, 2002 - $7,000) in professional fees to a firm of which an officer of the Company was an associate.

Refer to Note 3.

NOTE 6 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $21,300, which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Page - 11

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

From inception to June 30, 2003, we had a loss of $21,282. This represented an increase of $687 in losses since March 31, 2003, which were a result of (a) an increase of $81 for office and general expenses, (b) an increase of $233 in professional fees, and (c) an increase of $373 for regulatory and filing fees.

Operating expenses decreased by $12,164 from $12,851 for the three-month period ended June 30, 2002 to $687 for the three-month period ended June 30, 2003. The decrease in operating expenses was caused by the decrease in operating expenses. The decrease was primarily due to (a) a decrease of $717 for office and general expenses, (b) a decrease of $10,651 in professional fees, and (c) a decrease of $796 for regulatory and filing fees.
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

As of June 30, 2003 we have an accumulated deficit of $27,282.

Since inception, the proceeds raised in DDI’s April 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; website development costs; and the cost of obtaining its interest in the assets under the option agreement. The costs of organization from inception to June 30, 2003 were $21,282. The costs are based upon DDI’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then DDI has not incurred any additional costs.

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

As of December 31, 2002 our total assets were $8,738 and our total liabilities were $3,329.  As of June 30, 2003, our total assets were $6,132 and our total liabilities were $2,414.  The decrease in the assets was a direct result of a decrease of $2,856 in cash and an offsetting increase of $250 in prepaid expenses.  The decrease in total liabilities is a result of a decrease of $915 in accounts payable and accrued liabilities.  The decrease in cash was a result of $1,691 in operating expenses, a reduction of accounts payable of $915 and a reduction of prepaid expenses of $250.

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about DDI’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

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

Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand the features and services offered on DDI’s website; changes in business direction or strategy; competitive factors (including competitors introducing superior services); pricing pressure (including competitors offering similar services at lower prices); inability to attract, develop or retain technical, consulting, managerial, agents, or independent contractors; and changes in participant’s tastes. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and DDI assumes no obligation to update any such forward-looking statements.

Page - 12

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

Item 2. Changes in Securities.

During the second quarter of the fiscal year covered by this report, (i) DDI did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) DDI did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the second quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of DDI. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

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

Page - 13

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, DDI has caused this report to be signed on its behalf by the undersigned duly authorized person.

DDI INTERNATIONAL INC.

/s/ Dr. Brooke Mitchell
By :
Name:     Dr. Brooke Mitchell
Title :    Director and CEO
Dated:    August 13, 2003

/s/ Rene Daignault
By :
Name:     Rene Daignault
Title :    CFO
Dated:    August 13, 2003

Page - 14

Exhibit 31

Page - 15

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

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: August 13, 2003

/s/ Dr. Brooke Mitchell
Dr. Brooke Mitchell
Chief Executive Officer

Page - 16

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

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: August 13, 2003

/s/ Rene Daignault
Rene Daignault
Chief Financial Officer

Page - 17

Exhibit 32

Page - 18

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DDI International Inc. ("DDI") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. Brooke Mitchell, President, Chief Executive Officer of DDI and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Dr. Brooke Mitchell
Dr. Brooke Mitchell
Chief Executive Officer

August 13, 2003

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DDI International Inc. ("DDI") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rene Daignault, Secretary, Treasurer, and Chief Financial Officer of DDI, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Rene Daignault
Rene Daignault
Chief Financial Officer

August 13, 2003

Page - 20