Form 10QSB
period 2003-09-30
DDI INTERNATIONAL INC
filed 2003-11-05
CIK 1174259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________   to ___________________

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

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at November 1, 2003

Common Stock - $0.001 par value	11,000,000

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Page - 1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

DDI INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

Page - 2

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

Page - 3

DDI INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$3,107	$8,738
Prepaid expenses	100	-

	$3,207	$8,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,810	$3,329

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000 ,000 shares authorized
11,000,000 common shares issued and outstanding	11,000	11,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(30,603)	(25,591)

	397	5,409

	$3,207	$8,738

The accompanying notes are an integral part of these interim financial statements

Page - 4

DDI INTERNATIONAL INC.
(a development stage company)
INTERIM STATEMENTS OF OPERATIONS
(unaudited)

Three Months Ended			Nine Months Ended	March 22, 2002 (inception) to	March 22, 2002 (inception) to
September 30, 2003		September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$29	$-	$299	$798	$1,097
Professional fees	2,948	1,641	3,481	13,025	17,306
Regulatory and filing fees	344	674	1,232	1,843	5,200
Website development costs	-	500	-	500	1,000

NET LOSS FOR THE PERIOD	$(3,321)	$(2,815)	$(5,012)	$(16,166)	$(24,603)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,000,000	11,000,000	11,000,000	11,000,000

The accompanying notes are an integral part of these interim financial statements

Page - 5

DDI INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2003

(Unaudited)

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Issued for option agreement – March 29, 2002	6,000,000	$6,000	$-	$(6,000)	$-

Issued for cash at $0.005 per share – April 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period March 22, 2002 (inception) to December 31, 2002	-	-	-	(19,591)	(19,591)

Balance, December 31, 2002	11,000,000	11,000	20,000	(25,591)	5,409

Net loss for the period ended September 30, 2003	-	-	-	(5,012)	(5,012)

Balance, September 30, 2003	11,000,000	$11,000	$20,000	$(30,603)	$397

The accompanying notes are an integral part of these interim financial statements

Page - 6

DDI INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Nine Months Ended	March 22, 2002 (inception) to	March 22, 2002 (inception) to
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(3,321)	$(2,815)	$(5,012)	$(16,166)	$ (24,603)
Adjusted for item not involving cash:
Changes in prepaid expenses	150	-	(100)	-	(100)
Changes in accounts payable	396	(1,033)	(519)	1,642	2,810

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,775)	(3,848)	(5,631)	(14,524)	(21,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	-	25,000	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-	25,000	25,000

INCREASE (DECREASE) IN CASH	(2,775)	(3,848)	(5,631)	10,476	3,107

CASH, BEGINNING OF PERIOD	5,882	14,324	8,738	-	-

CASH, END OF PERIOD	$3,107	$10,476	$3,107	$10,476	$ 3,107

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
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, by agreement dated March 29, 2002 acquired the option to purchase and develop the domain name "DR-DENTAL-INFO.COM" in exchange for 6,000,000 restricted common shares of capital stock of the Company and $200,000 payable on or before March 28, 2004. The Company, through DR-DENTAL-INFO.COM, intends to develop a dental portal that will provide assistance and information to dentists, consumers and industry providers in the dental industry. The Company is planning to go public by way of a SB-2 registration statement to be filed with the Securities and Exchange Commission and intends to list its shares for trading on the OTCBB.

The Company is in the initial development stage and has incurred losses since inception totalling $24,603. The Company’s ability to continue as a going concern is dependent on raising additional capital to develop its business and to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Page - 8

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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
To September 30,2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the period ended September 30, 2003 the Company incurred $NIL (September 30, 2002 - $7,000) in professional fees to a firm of which an officer of the Company was an associate.

Refer to Note 3.

NOTE 6 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $24,600 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Page - 9

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

From inception to September 30, 2003, we had a loss of $24,603. This represented an increase of $3,321 in losses since June 30, 2003, which were a result of (a) an increase of $29 for office and general expenses, (b) an increase of $2,948 in professional fees, and (c) an increase of $344 for regulatory and filing fees.

Operating expenses increased by $506 from $2,815 for the three-month period ended September 30, 2002 to $3,321 for the three-month period ended September 30, 2003. The increase in operating expenses was caused by the increase in operating expenses. The increase was primarily due to (a) a increase of $29 for office and general expenses, (b) a increase of $1,307 in professional fees, and (c) a decrease of $330 for regulatory and filing fees, and (d) a decrease of $500 in website development costs.

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

As of September 30, 2003 we have an accumulated deficit of $30,603.

Since inception, the proceeds raised in DDI’s April 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; website development costs; and the cost of obtaining its interest in the assets under the option agreement. The costs of organization from inception to September 30, 2003 were $24,603. The costs are based upon DDI’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then DDI has not incurred any additional costs.

Page - 10

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

As of December 31, 2002 our total assets were $8,738 and our total liabilities were $3,329. As of September 30, 2003, our total assets were $3,207 and our total liabilities were $2,810. The decrease in the assets was a direct result of a decrease of $5,631 in cash and an offsetting increase of $100 in prepaid expenses. The decrease in total liabilities is a result of a decrease of $519 in accounts payable and accrued liabilities. The decrease in cash was a result of $5,012 in operating expenses, a reduction of accounts payable of $519 and a reduction of prepaid expenses of $100.

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

Page - 11

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

Item 2. Changes in Securities.

During the quarter of the fiscal year covered by this report, (i) DDI did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) DDI did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of DDI. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Page - 12

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to DDI’s previously filed Form SB-2.

(b)    Reports on Form 8-K.

No reports were filed during the quarter of the fiscal year covered by this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, DDI has caused this report to be signed on its behalf by the undersigned duly authorized person.

DDI INTERNATIONAL INC.

By : /s/ Dr. Brooke Mitchell
Name:     Dr. Brooke Mitchell
Title :    Director and CEO
Dated:    November 3, 2003

By : /s/ Rene Daignault
Name:     Rene Daignault
Title :    CFO
Dated:    November 3, 2003

Page - 13

DDI INTERNATIONAL INC.
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

Date: November 3, 2003

/s/ Dr. Brooke Mitchell
Dr. Brooke Mitchell
Chief Executive Officer

Page - 14

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

Date: November 3, 2003

/s/ Rene Daignault
Rene Daignault
Chief Financial Officer

Page - 15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DDI International Inc. ("DDI") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. Brooke Mitchell, President, Chief Executive Officer of DDI and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Dr. Brooke Mitchell
Dr. Brooke Mitchell
Chief Executive Officer
November 3, 2003

Page - 16

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DDI International Inc. ("DDI") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Rene Daignault, Secretary, Treasurer, and Chief Financial Officer of DDI, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Rene Daignault
Rene Daignault
Chief Financial Officer
November 3, 2003

Page - 17