Form 10KSB
period 2003-12-31
DDI INTERNATIONAL INC
filed 2004-03-30
CIK 1174259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number

DDI INTERNATIONAL INC.

(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0372619 (I.R.S. Employer Identification No.)

5232 Malaspina Place, North Vancouver, British Columbia, Canada (Address of principal executive offices)	V7R 4M1 (Zip Code)

Issuer’s telephone number: 604-985-4397

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Capital Shares - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Page - 1

State issuer’s revenues for its most recent fiscal year.       $ nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $22,500 as of March 26, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 26, 2004

common shares - $0.001 par value	11,000,000

Documents incorporated by reference:   Exhibit 3.1 (Corporate Charter),  Exhibit 3.2 (Articles of Incorporation), Exhibit 3.3 (By-Laws), and Exhibit 10.1 (Option Agreement) all filed as exhibits to DDI's registration statement on Form SB-2 filed on June 5, 2002.

Transitional Small Business Disclosure Format (Check one):     Yes [  ]     No [ x ]

Page - 2

PART I

Item 1.   Description of Business.

(a) Business Development

We are a development stage company that was incorporated in the State of Nevada on March 22, 2002. We maintain our statutory registered agent’s office at 50 West Liberty Street, Suite 880, Reno, Nevada 89501 and our business office is located at 5232 Malaspina Place, North Vancouver, British Columbia, V7R 4M1, Canada. Our telephone number is (604) 985 4397. Our offices are located in the home of Dr. Brooke Mitchell, our president, and are used rent free.

We are developing a vertically integrated dental website, DR-DENTAL-INFO.COM, dedicated to dental care that will increase the efficiency of information exchange between different dental industry participants. Our goal is to establish a new user-friendly, resource rich online website that will service the many diverse participants – dentists, suppliers, equipment manufacturers, consumers - in the vast and fragmented dental industry throughout the world.

Initially, we will not be focusing on our corporate identity “DDI” but rather on our domain name, DR-DENTAL-INFO.COM. There are several other businesses with a similar name to “DDI”. However, these businesses are in other industries. Management does not anticipate any confusion over our name by our customers. Management thinks that potential claims from other entities for intellectual property infringement will be negligible and non-existent, as these entities are in other industries and we will be focusing on our domain name.

We confirm that we have no major customers at this time.

DDI has not been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of DDI’s business.

(b) Business of DDI

We are a development stage company that provides online dental services with a vision aimed at providing services through the website at www.dr-dental-info.com that will assist dentists, consumers, and industry providers in the dental care industry. We intend to continue to develop a vertically integrated website, DR-DENTAL-INFO.COM, dedicated to dental care that will increase the efficiency of information exchange between different dental industry participants.

Products and Services

We provide the following services to participants in various sections to be found on our website:

General Dental Information

In this section of the website, a participant will have access to different information based topics of interest:

• Terminology – This section will contain descriptions that will allow the participant to become more familiar with different dental terms. Due to the enormous number of terms, it is anticipated that they will be segmented into different subcategories – i.e. general terms, surgical terms, hygiene terms etc.

• Dental Care - This section will provide information on different forms of dental care.

• Dental Disease – This section will attempt to describe the various forms of dental disease, the associated causes of the disease and possible dental care remedies.

• Dental Specialties –Many specialized segments of the dental industry are growing and becoming increasingly important in dental care. This section will focus on these different specialties and the techniques and services that are available.

Advanced Dental Technologies

In this section of the website, a participant will have access to information on a variety of different dental equipment, supplies and the different techniques that are be used to implement these new technologies:

Page - 3

• Dental Equipment – Innovations in dental equipment are ongoing and this section will provide information – listings, reviews, availability, etc - relating to new equipment.

• Dental Supplies – New supplies are always being introduced into the dental marketplace and this section will outline some of these products and their intended utilization.

Current News and Information

In this section of the website, a participant will have access to topical news in the dental industry as well as past and present newsletters:

• Featured Articles – There are several hundred dental journals and periodicals available for industry participants. This section will post different articles that may be of interest to various participants.

• Newsletters – An electronic newsletter may be developed that could be disseminated to participants interested in the topics and information chosen to be highlighted in the newsletter.

Education

In this section of the website, a participant will have access to a diverse collection of information relating to dental education:

• Dental Associations – There are numerous dental associations around the globe and they are an ongoing source of information for all interested industry participants. DDI will list many of these associations and endeavor to work closely with them to provide up to date information on changes and advancements happening within the different associations.

• Dental Schools – This section will be designed to assist users interested in the various dental schools around the world. School listings and pertinent information will be presented.

• Continuing Education – Many participants in the dental industry are required to pursue continuing education. This section will attempt to outline many of the different programs, conferences and conventions available and the various educational topics being presented.

Global Dentist

This section of the website will provide a participant with the opportunity to locate possible dental health care providers around the world.

All products and services will only be provided online via the Internet. We will utilize many different sources of data and information to compile for presentation on our website. Some of these sources are listed below:

National Institute of Dental and Craniofacial Research----www.nidr.nih.gov
International Association of Dental Research----www.iadr.com
World Dental Federation----www.fdiworldental.org
Dental Research Institute----www.dent.ucla.edu
Canadian Dental Association----www.cda.orgAmerican
Dental Association----www.ada.org
Canadian Dental Hygiene Association ----www.cdha.org
Harvard Medical School-----www.med.Harvard.edu
The Forsyth Institute----www.forsyth.org
Histological Dental Research----www.medinfo.ufl.edu
World Health Organization----www.who.org
American Academy of Periodontology-----www.perio.org
Institute of Health Services-----www.ihs.ox.ac.uk
Center for Disease Control----www.cdc.gov
British Dental Associations-----www.bda-dentistry.org.uk

Page - 4

Most of the information provided from these sources will be copyrighted. None of the information that we will rely on or use on our website will be protected from use by a third party. When using the information provided or republished from other sources and to protect DDI from any potential intellectual property claims we will endeavor to obtain all necessary consents prior to the use of the sources and we will reference the sources in our website to give full credit to the sources. For information that we are unable to obtain the required consents, we will simply provide a link on our website to the website containing the information rather than providing the information on our website.

We have no definitive suppliers that we are solely dependent on for supply of any goods or services other than Dr. Mitchell, who will be providing some of his original papers and articles. We will continue to internally develop the website with services that can be maintained and updated as new and relevant information becomes available. Large dental, medical and health organizations throughout the world will continue to be the source of such information. The diversity of these large organizations in combination with the diversity with in the dental industry provides a level of predictability that there will continue to be sources of dental information available into the foreseeable future.

Market

The global dental industry, including dentists, manufacturers, service suppliers, and consumers will be our target market. According to the FDI World Dental Federation (FDI), there is in excess of 700,000 individual dentists around the world in 30 International Dental Associations that are members of the FDI. In addition, there is currently 140 National Dental Associations.

Dental Professionals

While the power of the Internet is global in reach, it is the intention of DDI to focus its initial energy within North America. As required, DDI will then direct its resources into other markets. The following illustrates the size of certain markets in 2000 (as provided by FDI):

United States of America

Population	270,300,000
Dentists	149,350
Hygienists (1)	77,420 *
Laboratory Technicians	20,000 *
Denturist (2)	197 *
Dental Schools	55

* Figures as of 1990, 2000 figures were not available

Canada

Population	30,200,000
Dentists	16,486
Hygienists (1)	14,104
Laboratory Technicians	2,900
Denturist (2)	2,000
Dental Schools	10

Page - 5

United Kingdom

Population	59,000,000
Dentists	27,957
Hygienists (1)	3,615
Laboratory Technicians	8,000
Denturist (2)	N/A
Dental Schools	15

(1) Hygienist – someone who specializes in dental hygiene.
(2) Denturist – someone who specializes in the making of dentures.

As detailed above, the market for USA and Canada is extensive and will serve as a substantial foundation for us to build our business. The UK details serve to illustrate that markets outside of North America are also large and provide a great opportunity for us. We are unaware of any professional or industry trends that would adversely affect any of the above listed data – including the limited data sourced from 1990.

Consumers

It is our assumption that the majority of the population in North America is deemed to receive some level of dental care and as a result have a personal interest in their dental health. Given the enormity of this target market, it is our intention to make the DR-DENTAL-INFO.COM dental website informative, resource and content rich, and most importantly – consumer/user friendly. While the dental industry is continually developing new products and techniques, it is the consumer’s understanding, need and ultimate acceptance of these services that is the true driving force behind the industry. We recognize the importance of the consumer market and intend to keep it as a focal point in which to build its business.

Competition

The industry in which we will operate is extremely competitive and always changing. Within the Internet marketplace, there are an enormous number of corporations that are competing for online participants, advertising dollars, sponsorship fees and many other unique opportunities for revenue. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

● greater financial, technical and marketing resources that can be devoted to the development, promotion and sale of their services;
● easier and more access to capital;
● longer operating histories;
● greater name recognition and established corporate identity;
● larger user base; and
● developed websites.

More specifically, online participants focused on the dental care industry are growing and the services and products that they are offering continues to increase at a rapid rate. Dental care professionals and industry participants do not rely solely on the use of the Internet to communicate and interact. There are many alternative and traditional means that will continue to provide competition to the utilization of the Internet for similar purposes. We believe that competition will grow as the Internet usage increases and it becomes an easier and more efficient medium for dental care industry participants to interact.

We have identified some of the competition and highlighted some of their relative bargaining strengths below:

Page - 6

  Online services, websites or websites targeted to the dental care industry, consumers and/or dentists such as:
    Dentistry.com: Established: recognizable domain name; developed and expansive website; several industry partners; several online services.
    Dentalmarketingcenter.com: Established; developed website; services focused on the dentist; monthly newsletter.
    Dentalxchange.com: Established; an “Application Service Provider” for dentists; focused on business issues/solutions for dentists.
    Dentistinfo.com: Established, developed website; several online services; focused on the dentist and the consumer.
    Dentalcare.com: Established, recognizable domain name; developed and expansive website; a “Procter and Gamble” website; multi-languages; co-marketing with Crest.com and Fixodent.com.

  2.Publishers and distributors of traditional offline media, including those targeted to dental care professionals, many of which have established or may establish websites.

  3.Large and established information technology consulting service providers.

  4.General-purpose consumer online services and websites and other high-traffic websites, which provide access to dental care-related content and services.

  5.Public sector and non-profit websites that provide dental care information without advertising or commercial sponsorships.

  6.Vendors of dental care information, products and services distributed through other means, including direct sales, mail and fax messaging.

  Many of our competitors have greater financial, technical, product development, marketing and other resources than we have. These organizations may be better known and have more customers and stronger dental industry relationships. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form.

  Government Controls and Regulations

  Regulation of Internet

  Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

  • user privacy
  • freedom of expression
  • pricing
  • content and quality of products and services
  • taxation
  • advertising
  • intellectual property rights
  • information security

  The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a negative impact on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

  Regulation of Dental Associations

  Most dental associations are regulated by rules and policies imposed by a self-governing body. We are not aware of any regulations that are in existence that will affect our business. That is not to say that the various dental associations will not adopt regulations that may effect the services we intend to provide, such as how a dentist may advertise his services on our website.

Page - 7

  Number of Total Employees and Number of Full Time Employees

  Currently, Dr. Brooke Mitchell is our only employee. Dr. Mitchell will devote approximately 50% of his time to our operations. Dr. Mitchell’s duties will be to handle our day-to-day administration. From time to time, we intend to hire third party independent contractors for ongoing development of our website and services and to host our website, and the third party independent contractors will be under the supervision of our officers and directors.

  DDI has no employees other than Dr. Mitchell. Currently, DDI has contracted with Mosaic Networks, an independent contractor, for the hosting of the website. This is an annual contract that can be terminated at anytime either party with an annual fee of CDN$192 that is prepaid.

  Employees and employment agreements

  At present, Messrs Mitchell and Daignault, our officers and directors, are not be compensated for their services. Messrs Mitchell and Daignault do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

  RISK FACTORS

  You should consider each of the following risk factors and the other information in this Annual Report, including our financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that impact on our business. Additional risks and uncertainties not presently known to DDI or that DDI currently considers immaterial may also impair its business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our Common Capital Shares could decline.

  Risks associated with DDI’s business:

  1. We are an initial development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

  A note provided by our independent auditors in our financial statements for the period from inception, March 22, 2002, through December 31, 2003 contains an explanatory note that indicates that we are an initial development stage company and our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. The explanatory note states that, because of such uncertainties, there may be a substantial doubt about our ability to continue as a going concern. This note may make it more difficult for us to raise additional debt or equity financing needed to run our business and is not viewed favorably by analysts or investors.
  2. We lack an operating history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease operations.

  We were incorporated on March 22, 2002 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $24,752. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from our planned business operations and to reduce development costs.

  Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development and operation of our website. We cannot guaranty that we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

  3. We are new to the internet marketplace and our future profitability is uncertain.

  We have no operating history upon which to judge our current operations. In deciding whether to purchase our shares, and the likelihood of our success, you should consider our prospects in light of the problems, risks, expenses, complications, delays, and difficulties frequently encountered by a small business beginning operations in a highly competitive industry, including but not limited to the following:

  • development of our website and the online dental services to be provided;
  • the uncertainty of market acceptance of our website and the online dental services;
  • maintenance of our proprietary rights, including our payment obligations under the option agreement;

Page - 8

  • our need to expand our marketing, sales and support organizations, as well as our market share;
  • our ability to anticipate and respond to market competition;
  • our need to manage expanding operations;
  • possible insufficiency of additional funding;
  • our ability to negotiate affordable, reasonable and fair agreements; and
  • our dependence upon key personnel.

  As we have no history of operation, you will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against our past or present equivalents..

  4. Failure to introduce new services in a timely and acceptable manner may affect our ability to operate effectively.

  The computer and Internet industries are characterized by rapidly changing technologies, frequent introductions of new products, services, and industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services, as well as, the development and maintenance of the Internet’s infrastructure to cope with this increased traffic. Our future success will depend in large part on our ability to develop and enhance our services. There are significant technical risks in the development of new or enhanced services, including the risk that we will be unable to effectively use new technologies, adapt our services to emerging industry standards, or develop, introduce and market new or enhanced services.

  If we are unable to develop and introduce enhanced or new services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, we may not be able to compete effectively.

  5. As a result of offering information and services, we face a higher potential for liability claims, and if any claims are commenced against us this could damage our business.

  We offer information and services on our website. Most of our website’s content will be non-exclusive and republished information from other websites. As a result, we face the risk that claims may be made against us for losses or damages, perceived or real that could have a negative impact on our business. We may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information contained on and communications made through our website. Based on links we may provide to other websites, we could also be subject to claims based upon on-line content we do not control that is accessible from our website.

  These claims could result in substantial costs and a diversion of our management’s attention and resources, regardless of whether we are successful. Although we may be able to obtain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that may not be covered by insurance or in excess of insurance coverage could have a negative impact on our business, financial condition and operating results. As a result of these factors, any legal claims, whether or not successful, could seriously damage our reputation and our business.

  6. Since we do not own our assets there is a greater and real risk that we could lose the assets, which would have a negative impact on our business.

  Until we make the final payment of $200,000 to Dr. Mitchell, we do not fully own any assets. We have until June 28, 2004 to make the final payment. The term may be extended at the Company’s option for a further year through the issuance of an additional 500,000 restricted common shares of the Company’s common stock. However, if we do not raise the necessary funds to make the final payment, we will lose any interest we have in the assets. If we lose the assets, it would have a negative impact on our business. See “Related Transactions” below on page 19 and “Description of Property” on page 11 for more details.

Page - 9

  Risks associated with DDI’s industry:

  7. Failure to successfully compete in the dental care industry as an online service provider with established dental companies will negatively impact our business.

  There are many established dental companies that provide similar services. We expect competition in our market to increase significantly as new companies enter the market and current competitors expand their online services. In addition, our competitors may develop content that is better than ours or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a negative impact on our business, the results of our operations and our financial condition. See “Competition” on page 6 for more information

  8. We operate in a highly regulated industry and compliance failures could result in a negative impact on our business.

  Our services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a negative impact upon us.

  There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership, libel and personal privacy are applicable to the Internet. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on our business and add additional costs to doing business on the Internet.

  Risks associated with DDI:

  9. DDI’s stock price is volatile.

  The stock markets in general, and the stock prices of internet companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of DDI’s Common Capital Shares is likely to fluctuate in the future, especially if DDI’s Common Capital Shares are thinly traded. Factors that may have a significant impact on the market price of DDI’s Common Capital Shares include:

    actual or anticipated variations in DDI’s results of operations;
    DDI’s ability or inability to generate new revenues;
    increased competition;
    government regulations, including internet regulations;
    conditions and trends in the internet industry;
    proprietary rights; or
    rumors or allegations regarding DDI’s financial disclosures or practices.

  DDI’s stock price may be impacted by factors that are unrelated or disproportionate to its operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Capital Shares.

  10. Because our officers and directors will own more than 50% of the outstanding shares after this offering, they will be able to decide who will be directors and you may not be able to elect any directors.

  Messrs Mitchell and Daignault own an aggregate 6,500,000 shares and have voting control of DDI. As a result, if Messrs. Mitchell and Daignault do not sell any of their shares, and regardless of the number of shares you may acquire, Messrs Mitchell and Daignault will be able to elect all of our directors and control our operations.

Page - 10

  11. Since our success depends upon the efforts of Dr. Brooke Mitchell, the key member of our management, our failure to retain Dr. Mitchell will negatively effect our business.

  Our business is greatly dependent on the efforts of our president, Dr. Brooke Mitchell, and on our ability to attract, motivate and retain key personnel and highly skilled technical employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. The loss of Dr. Mitchell could have a negative impact on our business, operating results and financial condition.

  12. DDI does not expect to pay dividends in the foreseeable future.

  DDI has never paid cash dividends on its Common Capital Shares and has no plans to do so in the foreseeable future. DDI intends to retain earnings, if any, to develop and expand its business.

  13. “Penny Stock” rules may make buying or selling DDI’s Common Capital Shares difficult, and severely limit their market and liquidity.

  Trading in DDI’s Common Capital Shares is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. DDI’s Common Capital Shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the common shares in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of DDI’s Common Capital Shares, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in DDI’s Common Capital Shares, which could severely limit their market price and liquidity of its Common Capital Shares. This could prevent you from reselling your shares and may cause the price of the Common Capital Shares to decline. See “Penny Stock rules” on page 13 for more details.

  Item 2.   Description of Property.
  Our sole asset is our interest in certain assets acquired under the option agreement, including the domain name “dr-dental-info.com”. To acquire our 100% undivided interest in the assets, we must pay the full amount of the purchase price by June 28, 2004. The term may be extended at the Company’s option for a further year through the issuance of an additional 500,000 restricted common shares of the Company’s common stock. If the purchase price is not paid in full by that date the option agreement will terminate unless extended. Dr. Mitchell cannot terminate the option agreement voluntarily. We have signed an amending agreement with Dr. Mitchell, which has extended the term of the option agreement to June 28, 2004. See Exhibit 10.3 – Amending Agreement for more details.

  We operate from our offices in North Vancouver, British Columbia, Canada. Dr. Brooke Mitchell provides space to us on a rent-free basis. DDI’s telephone number is 604-985 4397. Currently, there are no other businesses that operate out of these premises. It is anticipated this arrangement will remain until we begin generating revenues, at which time we will negotiate a lease on terms that are equal or better than market terms. If the proposed terms are not to our satisfaction, we will look elsewhere for office space. It is our opinion that this office space will meet our needs for the foreseeable future. At this time, there is no written agreement in existence for this rental arrangement. During the fiscal year ending December 31, 2003, DDI paid $nil for rent.

  Item 3.   Legal Proceedings.

  DDI is not a party to any pending legal proceedings and, to the best of DDI’s knowledge, none of DDI’s property or assets are the subject of any pending legal proceedings

  Item 4.   Submission of Matters to a Vote of Security Holders.

  No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

Page - 11

  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

(a)   Market Information

DDI’s Common Capital Shares was initially approved for quotation on the NASD OTC Bulletin Board on February 25, 2004 under the symbol “DDII”. However, none of DDI’s Common Capital Shares have been traded and no bid has been quoted.

(b)   Holders of Record

There are approximately 14 holders of record of DDI’s Common Capital Shares.

(c)   Dividends

DDI has declared no dividends on its Common Capital Shares, with the exception of the following, and is not subject to any restrictions that limit its ability to pay dividends on its Common Capital Shares. Dividends are declared at the sole discretion of our Board of Directors.

(d)     Recent Sales of Unregistered Securities

Since incorporation, we sold the securities set out in the following table, which were not registered under the Securities Act of 1933 at the time of issuance to the subscribers. Subsequently, all of the securities, with the exception of 5,500,000 of the 6,000,000 Common Capital Shares registered in the name of Dr. Brooke Mitchell, have been registered under a Form SB-2 filed with the Securities and Exchange Commission and declared effective on February 21, 2003.

Name and Address	Date	Shares	Consideration

Dr. Brooke Mitchell	March 2002	6,000,000	$30,000 (1)
Roger D. Arnet	April 2002	300,000	1,500.00
Daryl P. Carpenter	April 2002	300,000	1,500.00
Robert D. Carpenter	April 2002	300,000	1,500.00
Rene Daignault	April 2002	500,000	2,500.00
Jeffsco Holdings Ltd.	April 2002	250,000	1,250.00
Patrizia Leone-Mitchell	April 2002	500,000	2,500.00
Peter Maddocks	April 2002	300,000	1,500.00
Ethel A. Mitchell	April 2002	1,000,000	5,000.00
Sean Mitchell	April 2002	500,000	2,500.00
Jennifer R. Nelson	April 2002	300,000	1,500.00
William A. Randall, III	April 2002	200,000	1,000.00
William Randall, Jr.	April 2002	300,000	1,500.00
Wet Coast Management Corp	April 2002	250,000	1,250.00
(1) Purchase and sale of assets under Option Agreement valued at $30,000.

We issued the foregoing restricted Common Capital Shares to Dr. Mitchell pursuant to Section 4(2) of the Securities Act of 1933. Dr. Mitchell is a sophisticated investor, an officer and a director of DDI, and was in possession of all material information relating to DDI. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Page - 12

On April 18, 2002, we authorized the issuance of 5,000,000 Common Capital Shares at $0.005 to private investors for a total offering price of $25,000. The 5,000,000 Common Capital Shares were issued for investment purposes in a “private transaction”. We relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Each subscriber had a pre-existing business relationship with one of our executive officers that allowed us to determine that (1) each subscriber met certain suitability standards and (2) had the level of knowledge and experience in finance to evaluate the merits and risks of the investment in the shares. We received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

(e)    Penny Stock Rules

Trading in DDI’s Common Capital Shares is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends DDI’s Common Capital Shares to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in DDI’s Common Capital Shares, which could severely limit their market price and liquidity of DDI’s Common Capital Shares.

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF DDI INTERNATIONAL INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

DDI is a start-up, development stage company and has not yet generated or realized any revenues from its business operations. DDI raised $25,000 from our Reg S non-public offering in April 2002 and $3,000 from a loan from the president of DDI on March 15, 2004. Those funds have been used to pay for our organizational costs, the costs of its registration statement and working capital.

From inception to December 31, 2003, we had a loss of $24,752. This represented an increase of $5,161 in losses since December 31, 2002, which were a result of (a) an increase of $299 for office and general expenses, (b) an increase of $3,402 in professional fees, and (c) an increase of $1,460 for regulatory and filing fees.

Operating expenses decreased by $14,430 from $19,591 for the period from March 22, 2002 (inception) to December 31, 2002 to $5,161 for the period ended December 31, 2003. The decrease in operating expenses was caused by the decrease in operating expenses was primarily due to (a) a decrease of $499 for office and general expenses, (b) a decrease of $10,423 in professional fees, and (c) a decrease of $2,508 for regulatory and filing fees, and (d) a decrease of $1,000 in website development costs.

Page - 13

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

DDI has adopted a phased approach to the development of the website and its operations. This will allow DDI to allocate the expenditures of its resources in very timely and measured manner. DDI will not continue with expenditures in any phase of the development if management thinks DDI will be unable to complete the designated task. DDI may require further equity financing to provide for some of the capital required to implement future development of the website and operations.

DDI has no assurance that future financing will be available to it on acceptable terms. If financing is not available on satisfactory terms, DDI may be unable to continue, develop or expand its operations. However, if equity financing is available to DDI on acceptable terms, it could result in additional dilution to existing shareholders.

Results of Operations

From inception on March 22, 2002

DDI has not acquired any ownership interest in the assets from Dr. Mitchell, however, DDI has made the initial payment for the assets as required under the original option agreement.

As of December 31, 2003 we have an accumulated deficit of $30,752.

Since inception, the proceeds raised in DDI’s April 2002 non-public offering and the $3,000 loan from the president of the DDI have paid for the costs of its organization, registration with the SEC and for operational expenses. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; website development costs; and the cost of obtaining its interest in the assets under the option agreement. The costs of organization from inception to December 31, 2003 were $24,752. The costs are based upon DDI’s out-of-pocket cost, i.e. the amount of money it has to pay for the services.

Liquidity and Capital Resources

As of the date of this annul report, DDI has yet to generate any revenues from its business operations.

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

As of December 31, 2002 our total assets were $8,738 and our total liabilities were $3,329. As of December 31, 2003, our total assets were $2,950 and our total liabilities were $2,702. The decrease in the assets was a direct result of a decrease of $5,788 in cash. The decrease in total liabilities is a result of a decrease of $627 in accounts payable and accrued liabilities. The decrease in cash was a result of $5,161 in operating expenses and a reduction of accounts payable of $627.

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

Page - 14

DDI is not currently conducting any research and development activities other than the development of its website. It does not anticipate conducting such activities in the near future. As DDI expands its customer base and product lines, it will need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

DDI plans on continuing to develop the sections of the current website (as described in “Products and Services”) as well as enhancing the user appeal of its current website and refocus a section to Cosmetic Dentistry. In addition, DDI intends on expanding the Continuing Education section with an emphasis on dental seminars. DDI plans on launching DDI Dental Seminars to the dental professionals, as dentists have an ongoing requirement to continually upgrade theirs skills and knowledge. DDI intends to focus their efforts at arranging different seminars with different speakers to the dental professionals.

Internal and External Sources of Liquidity

DDI has funded its operations principally from its April 2002 non-public offering and the $3,000 loan from its president.

Inflation

DDI does not believe that inflation will have a material impact on its future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain information contained or incorporated by reference in this Annual Information Form, including the information set forth as to the future financial or operating performance of the Company, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about DDI’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2004; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the expansion of participant base will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2004 will be funded through the equity capital markets and private financings; (6) expectation that an increase in participants will lead to hiring of additional employees or independent contractors; (7) expectation of future developments of content, features, and services to be provided on the website; (8) uncertainty of utilizing deferred tax assets; and (9) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-KSB and DDI disclaims any duty to update such statements.

Certain parts of this Form 10-KSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand the features and services offered on DDI’s website; changes in business direction or strategy; competitive factors (including competitors introducing superior services); pricing pressure (including competitors offering similar services at lower prices); inability to attract, develop or retain technical, consulting, managerial, agents, or independent contractors; and changes in participant’s tastes. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and DDI assumes no obligation to update any such forward-looking statements.

DDI may, from time to time, make oral forward-looking statements. DDI strongly advises that the above paragraph and the risk factors described in this annual report and in DDI’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of DDI to materially differ from those in the oral forward-looking statements. DDI disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Page - 15

Item 7.   Financial Statements

See audited financial statements for the period ended December 31, 2003 and 2002 attached as Exhibit A to this Form 10-KSB.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

DDI’s principal independent accountant, LaBonte & Co., has not changed since the date of incorporation and there have been no disagreements with DDI’s principal independent accountant.

DDI’s principal independent accountant from March 22, 2002 (inception) to the current date is Labonte & Co., #610 – 938 Howe Street, Vancouver, British Columbia V6Z 1N9. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of DDI’s principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte (“DMCL”). DMCL’s address will remain at #610 – 938 Howe Street, Vancouver, British Columbia until approximately mid-summer of 2004. Thereafter, DMCL’s address will be 1140 West Pender Street, Vancouver, British Columbia, Canada.

Item 8 A.     Controls and Procedures.

DDI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in DDI’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to DDI’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, DDI’s Chief Executive Officer and Chief Financial Officer believe DDI’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by DDI in this report is accumulated and communicated to DDI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, DDI’s chief executive officer and chief financial officer concluded that DDI’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

There were no significant changes in DDI’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)   Identify Directors and Executive Officers

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is appointed by the board of directors to a term of one year and serves until his successor is duly appointed and qualified, or until he is removed from office.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Positions

Dr. Brooke Mitchell 5232 Malaspina Place North Vancouver, British Columbia V7R 4M1 Canada	61	president and sole member of the board of directors
Rene Daignault 2175 Cortell StreetNorth Vancouver, British Columbia V7P 2A8 Canada	37	secretary and treasurer

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Page - 16

Background of officers and directors

Dr. Brooke Mitchell - sole director and president - Mr. Mitchell has been our president and sole director since incorporation. Since February 1992, Dr. Mitchell has been retired from his dental practice, but has maintained his dental license. During this time he has focused on continuing dental education and has been the founding member of several continuing education dental study clubs including the North Shore Dental Seminar, of which he is presently running. From 1971 to 1992, Dr. Mitchell was a practicing dentist in British Columbia. Since 1971, Dr. Mitchell has been a member of good standing with the College of Dental Surgeons.

Rene Daignault - corporate secretary and treasurer - Mr. Daignault has been our secretary and treasurer since inception. Since November 1993, Mr. Daignault has been a business and securities lawyer in British Columbia and a member in good standing with the Law Society of British Columbia. From November 1993 to October 1998, Mr. Daignault was an associate at Walker & Company, law firm. From November 1998 to August 1999, Mr. Daignault was an associate at Russell & DuMoulin, law firm. From September 1999 to June 2002, Mr. Daignault was an associate at Jeffs & Company Law Corporation. Since July 2002, Mr. Daignault has been working as a sole practitioner.

Conflicts of interest

We think that our management may be subject to conflicts of interest because they may not be able to devote all their time to our operations. Dr. Mitchell should be able to devote 30 hours a week to our operations. Dr. Mitchell has other obligations that prevent him from devoting himself full time to our operations, including chairing continuing education dental study clubs. Mr. Daignault devotes the majority of his time to his law practice and will only be able to devote 10 hours a week to our operations.

(b)   Identify Significant Employees

DDI does not have any significant employees. However, DDI has retained Mosaic Networks an independent contractor, on an annual basis to host the website. DDI pays an annual fee of CDN$192 in advance to mosaic Networks for hosting the website.

(c)   Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by DDI to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings

(1)   No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)   No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)   No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)   No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)   Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and DDI is not aware of any failures to file a required report during the period covered by this annual report.

(f)   Audit Committee Financial Expert

DDI has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of DDI’s limited operations, management believes the services of a financial expert are not warranted.

Page - 17

(g)   Identification of Audit Committee

DDI does not have a separately-designated standing audit committee. Rather, DDI’s entire board of directors perform the required functions of an audit committee. Dr. Brooke Mitchell is the only member of DDI’s audit committee. Dr. Mitchell does not meet the independent requirements for an audit committee member. DDI’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. DDI has adopted an audit committee charter, a copy of which is filed as an exhibit to this report.

(h)   Disclosure Committee and Charter

DDI has a disclosure committee and disclosure committee charter. DDI’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about DDI and the accuracy, completeness and timeliness of DDI’s financial reports. DDI has adopted a disclosure committee charter, a copy of which is filed as an exhibit to this report.

(i)   Code of Ethics

DDI has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of DDI’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 – Code of Ethics for more information. Also, DDI’s code of ethics has been posted on its website at www.dr-dental-info.com. DDI undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Dr. Mitchell at 604-985 4397 to request a copy of DDI’s code of ethics. Management believes DDI’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.     Executive Compensation.

Our officers and directors have not received any compensation. There are no plans to compensate them, unless and until we begin to realize revenues and become profitable in our business operations. Since DDI’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced. Currently, there are no arrangements between DDI and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between DDI or the subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of DDI or from a change in a named executive officer’s responsibilities following a change in control.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a)   Security Ownership of Certain Beneficial Owners (more than 5%)

Page - 18

The following table sets forth, as of the date of this annual report, the total number of Common Capital Shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
Common Capital Shares	Dr. Brooke Mitchell 5232 Malaspina Place North Vancouver, B.C. V7R 4M1 Canada	6,000,000	54.55%
Common Capital Shares	Rene Daignault 2175 Cortell Street Vancouver, B.C. V7P 2A8 Canada	500,000	4.55%
Common Capital Shares	Ethel Mitchell 1208 - 2020 Fullerton Avenue North Vancouver, B.C. V7P 3G3 Canada	1,000,000	9.09%
Common Capital Shares	Sean Mitchell and Patrizia Leone-Mitchell (3) 1901-1128 Quebec Street Vancouver, British Columbia V6A 4E1 Canada	1,000,000	9.09%

[1] The listed beneficial owners have no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 11,000,000 common shares issued and outstanding as of March 26, 2004.

[3] Sean Mitchell is the spouse of Patrizia Leone-Mitchell and the son of Dr. Brooke Mitchell. Sean and Patrizia each own 500,000 Common Capital Shares.

(b)   Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
Common Capital Shares	Dr. Brooke Mitchell 5232 Malaspina Place North Vancouver, B.C. V7R 4M1 Canada	6,000,000	54.55%
Common Capital Shares	Rene Daignault 2175 Cortell Street Vancouver, B.C. V7P 2A8 Canada	500,000	4.55%
Common Capital Shares	Directors and Executive Officers (as a group)	6,500,000	59.09%

[1] Based on 11,000,000 common shares issued and outstanding as of March 26, 2004.

(c)   Changes in Control

DDI is not aware of any arrangement that may result in a change in control of DDI.

Item 12.     Certain Relationships and Related Transactions.

(a)   Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which we were a party other than the following:

Page - 19

On March 29, 2002, we signed an option agreement with our president and sole director, Dr. Brooke Mitchell. We were granted the right to earn the full title, rights and interest in certain assets in consideration of issuing Dr. Mitchell 6,000,000 Common Capital Shares and paying $200,000 cash to Dr. Mitchell by March 28, 2004. This cash payment represents consideration for the continued services that Dr. Mitchell will provide in developing and enhancing our website. The assets include the domain name “dr-dental-info.com”, Dr. Mitchell’s dental and business experience, the DDI business plan, extensive preliminary research on developing the DDI business plan, and preliminary development of the web layout and the content to be contained in our website. Dr. Mitchell has 31 years of dental and business experience that we will benefit from by having Dr. Mitchell as our sole director and President, which we will be able to rely on and use in developing and adding value to our business and website. The cost of these assets was determined by Dr. Mitchell based on his out-of-pocket costs for certain assets, on the 31 years of dental and business experience that Dr. Mitchell is offering to us, the goodwill of Dr. Mitchell’s name in the dentistry industry, and on the amount of time and effort Dr. Mitchell has put into the assets. The term of the option agreement can be extended for an additional 12 months at our discretion. As consideration for the extension of term, we would have to issue an additional 500,000 shares to Dr. Mitchell.

On March 15, 2004, we signed a loan agreement and demand promissory note with Dr. Mitchell for a loan of $3,000 at 8% interest compounded annually. The loan proceeds will be used to pay outstanding debts and for working capital. See Exhibit 10.2 – Loan Agreement and Promissory Note for more details.

On March 25, 2004, we signed an amending agreement with Dr. Mitchell to extend the initial term of the option agreement to June 28, 2004 and to extend all other relevant dates for notice, payment and extension by three months. See Exhibit 10.3 – Amending Agreement for more details.

Dr. Mitchell provides us with office space on a rent-free basis. It is anticipated this arrangement will remain until we begin generating revenues, at which time we will negotiate a lease on terms that are equal or better than market terms. If the proposed terms are not to our satisfaction, we will look elsewhere for office space. Currently, there is no written agreement in existence for this rental arrangement.

Since inception, we have paid approximately $6,000 in legal fees to a law firm where Rene Daignault worked as an associate. The legal fees were for our incorporation and organization as well as the drafting and filing of our latest registration statement.

(b)   Transactions with Promoters

Dr. Brooke Mitchell, Rene Daignault and Sean Mitchell are the promoters of DDI. They are the only persons who have taken an initiative in founding and organizing our business. None of the promoters have received anything of value from us nor is any one of them entitled to receive anything of value from us for services provided as a promoter

Item 13.     Exhibits and Reports on Form 8-K.

(a)   Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	1. Audited Financial Statements for the period ended December 31, 2003	Included
2.1	Articles of Incorporation filed as an Exhibit to DDI’s registration statement on Form SB-2 filed on June 5, 2002, and incorporated herein by reference.	Filed
2.2	Bylaws filed as an Exhibit to DDI’s registration statement on Form SB-2 filed on June 5, 2002, and incorporated herein by reference.	Filed
10.1
Option Agreement dated March 29, 2002, between DDI International Inc. and Dr. Brooke Mitchell filed as an attached exhibit to DDI’s Form SB-2 filed on June 5, 2002, and incorporated herein by reference.
Filed
10.2	Loan Agreement and Promissory Note dated March 15, 2004 between DDI International Inc. and Dr. Brooke Mitchell.	Included
10.3	Amending Agreement and Promissory Note dated March 25, 2004 between DDI International Inc. and Dr. Brooke Mitchell	Included
99.1	Code of Ethics	Included
99.2	Audit Committee Charter	Included
99.3	Disclosure Committee Charter	Included

Page - 20

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed by DDI during the quarter ended December 31, 2003.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for DDI’s audit of annual financial statements and for review of financial statements included in DDI’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $1,125 – LaBonte & Co.

2002 - $3,900 - LaBonte & Co.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of DDI’s financial statements and are not reported in the preceding paragraph:

2003 - $nil2002 - $nil

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - $nil2002 - $nil

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - $nil

2002 - $nil

(5)   DDI’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant’s engagement to audit DDI’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

Page - 21

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, DDI has caused this report to be signed on its behalf by the undersigned duly authorized person.

DDI INTERNATIONAL INC.

                   By:   /s/ Dr. Brooke Mitchell

       Name:    Dr. Brooke Mitchell
                                    Title:   Director and CEO
                                    Dated:   March 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of DDI and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Dr. Brooke Mitchell	President, Principal Executive Officer, and sole member of the Board of Directors	March 29, 2004
/s/ Rene H. Daignault	Secretary, Treasurer, and Principal Financial Officer	March 29, 2004

Page - 22

EXHIBIT 31

Page - 23

DDI INTERNATIONAL INC.
CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dr. Brooke Mitchell, certify that:

1.   I have reviewed this annual report on Form 10-KSB of DDI International Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004

/s/ Dr. Brooke Mitchell
Dr. Brooke Mitchell
Chief Executive Officer

Page - 24

DDI INTERNATIONAL INC.
CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Rene Daignault, certify that:

1.   I have reviewed this annual report on Form 10-KSB of DDI International Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004

/s/ Rene Daignault
Rene Daignault
Chief Financial Officer

Page - 25

EXHIBIT 32

Page - 26

CERTIFICATION PURSUANT TO 18 U.S.C.

SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DDI International Inc. (“DDI”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. Brooke Mitchell, President and Chief Executive Officer of DDI and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Dr. Brooke Mitchell

Dr. Brooke Mitchell

Chief Executive Officer

March 29, 2004

Page - 27

CERTIFICATION PURSUANT TO 18 U.S.C.

SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DDI International Inc. (“DDI”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene Daignault, Secretary, Treasurer, and Chief Financial Officer of DDI, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Rene Daignault

Rene Daignault

Chief Financial Officer

March 29, 2004

Page - 28

DDI INTERNATIONAL INC.
(a development stage company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003

Page - 29

INDEPENDENT AUDITORS REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Page - 30

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of DDI International Inc.

We have audited the balance sheets of DDI International Inc. (a development stage company) as at December 31, 2003 and 2002 and the statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2003, the period from March 22, 2002 (inception) to December 31, 2002 and the period from March 22, 2002 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and cash flows and the changes in stockholders’ equity for the year ended December 31, 2003, the period from May 3, 2002 (inception) to December 31, 2002 and the period from May 3, 2002 (inception) to December 31, 2003in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the initial development stage and has incurred losses since inception raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Dale Matheson Carr-Hilton LaBonte"
CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 25, 2004

Page - 31

DDI INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	December 31, 2003	December 31, 2002

ASSETS

CURRENT ASSETS
Cash	$2,950	$8,738

	$2,950	$8,738

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,702	$3,329

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Common stock, $0.001 par value, 200,000,000 shares authorized
11,000,000 common shares issued and outstanding	11,000	11,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(30,752)	(25,591)

	248	5,409

	$2,950	$8,738

The accompanying notes are an integral part of these financial statements

Page - 32

DDI INTERNATIONAL INC.
(a development stage company)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2003	March 22, 2002 (inception) to December 31, 2002	March 22, 2002 (inception) to December 31, 2003

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$-	$798	$798
Professional fees	3,402	13,825	17,227
Regulatory and filing fees	1,759	3,968	5,727
Website development costs	-	1000	1,000

NET LOSS FOR THE PERIOD	$(5,161)	$(19,591)	$(24,752)

BASIC NET LOSS PER SHARE	$ (0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,000,000	10,640,288

The accompanying notes are an integral part of these financial statements

Page - 33

DDI INTERNATIONAL INC.
(a development stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO DECEMBER 31, 2003

	Common Shares		Additional Paid in	Deficit Accumulated During Development
	Number	Amount	Capital	Stage	Total

Issued for option agreement – March 29, 2002	6,000,000	$6,000	$-	$(6,000)	$-

Issued for cash at $0.005 per share – April 18, 2002	5,000,000	5,000	20,000	-	25,000

Net loss for the period March 22, 2002 (inception) to December 31, 2002	-	-	-	(19,591)	(19,591)

Balance, December 31, 2002	11,000,000	11,000	20,000	(25,591)	5,409

Net loss for the year ended December 31, 2003	-	-	-	(5,161)	(5,161)

Balance, December 31, 2003	11,000,000	$11,000	$20,000	$(30,752)	$248

The accompanying notes are an integral part of these financial statements

Page - 34

DDI INTERNATIONAL INC.
(a development stage company)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2003	March 22, 2002 (inception) to December 31, 2002	March 22, 2002 (inception) to December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,161)	$(19,591)	$(24,752)
Adjusted for item not involving cash:
Changes in accounts payable	(627)	3,329	2,702

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,788)	(16,262)	(22,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	25,000	25,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	25,000	25,000

INCREASE (DECREASE) IN CASH	(5,788)	8,738	2,950

CASH, BEGINNING OF PERIOD	8,738	-	-

CASH, END OF PERIOD	$2,950	$8,738	$2,950

Other non-cash transactions:

During 2002 the Company issued 6,000,000 restricted shares of common stock pursuant to the option agreement described in Note 3.

The accompanying notes are an integral part of these financial statements

Page - 35

DDI INTERNATIONAL INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, by agreement dated March 29, 2002 acquired the option to purchase and develop the domain name “DR-DENTAL-INFO.COM” in exchange for 6,000,000 restricted common shares of capital stock of the Company and $200,000 payable on or before March 28, 2004. The Company, through DR-DENTAL-INFO.COM, intends to develop a dental portal that will provide assistance and information to dentists, consumers and industry providers in the dental industry. The Company has filed a SB-2 registration statement with the Securities and Exchange Commission and has received  approval form the NASD to list its shares for trading on the OTCBB.

The Company anticipates funding its operations for the next 12 months through advances from the director or through additional equity financing as required.

The Company is in the initial development stage and has incurred losses since inception totalling $24,752. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Option payments
The Company has the option to acquire certain proprietary information as described in note 3. As the option is exercisable entirely at the discretion of the Company, the amounts are recorded on an as paid basis.

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

Page - 36

DDI International Inc.
(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

Stock-Based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 3 – OPTION AGREEMENT

 By agreement dated March 29, 2002 between the Company and Dr. Brooke Mitchell (the “optionee”), the Company acquired the option to purchase and develop the domain name DR-DENTAL-INFO.COM and other related proprietary information (“DR-Dental”), in exchange for 6,000,000 restricted common shares of capital stock of the Company and an additional payment of $200,000 payable on or before the end of the option term. The term of the option is for two years ended March 28, 2004. The term may be extended at the Company’s option for a further year through the issuance of an additional 500,000 restricted common shares of capital stock of the Company. The Company has the right to use and improve DR-Dental, however the assets remain under control of the optionee until all option payments have been made. The optionee is the sole director of the Company. Subsequent to year end the company and the optionee agreed to extend the original option term to June 28, 2004.

For accounting purposes the Company must record the cost of acquiring the option to purchase and develop DR-DENTAL-INFO.COM and the other related proprietary information at the related party vendor’s cost, if determinable. The transaction has been recorded at a nil value as the vendor’s cost was not determinable.

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.

To December 31, 2003 the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 5 – RELATED PARTY TRANSACTIONS

 During the year ended December 31, 2003 the Company incurred $NIL (2002 - $7,000) in professional fees to a firm of which an officer of the Company was an associate.

Refer to Note 3.

NOTE 6 – INCOME TAXES

 The Company has net operating loss carry-forwards of approximately $24,800 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Page - 37

DDI INTERNATIONAL
CODE OF ETHICS
EXHIBIT 99.1

Page - 38

DDI INTERNATIONAL INC.

Code of Ethics

Overview

DDI has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”). The Code reaffirms the high standards of business conduct required of all Employees. The Code is part of DDI’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices. In most circumstances, the Code sets standards that are higher than the law requires.

DDI has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude. See Schedule “A” for a statement on each value. The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs. These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct DDI’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself. It is meant to give each Employee the boundaries within which DDI expects each Employee to conduct himself or herself while representing DDI. An Employee may find himself or herself in a situation where there is no clear guidance given by the Code. If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to DDI ‘s values. In addition, there are many resources upon which an Employee may rely, including the President and other DDI officers and management. Together all Employees can continue to make DDI a company that sets a standard for providing information to the dental industry.

Objective

One of DDI’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity. DDI cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations. In the course of meeting its business objectives, DDI considers it essential that all Employees understand and comply with the Code and therefore share and participate in DDI’s way of conducting business.

Standard of Conduct

DDI insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities. DDI also expects the same in its relationships with all those with whom it does business.

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions. Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of DDI.

Page - 39

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so. Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of DDI to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices. Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of DDI.

Obeying the Law

All Employees of DDI are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which DDI conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.
It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.
Each Employee must commit to know and abide by all applicable laws and regulations. Employees are expected to be familiar with the Code as it applies to their duties. Each Employee is required to follow and to comply with the Code. A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice. Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Dr. Brooke Mitchell, DDI’s chief executive officer, has been appointed as Compliance Officer of DDI, responsible for overseeing compliance with, and enforcement of, the Code. Rene Daignault, DDI’s chief financial officer, has been appointed as Assistant Compliance Officer. If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer or the Assistant Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of DDI is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer. See Schedule “B” for a non-exhaustive list of reportable violations.

If the Employee has reason to believe that it would be inappropriate to report the operation or activity to the Compliance Officer, the Employee should report it to the Assistant Compliance Officer. All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.

Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.

Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment. In addition, Employees involved may subject themselves and DDI to severe penalties, including fines and possible imprisonment. Compliance with the law and high ethical standards in the conduct of DDI’s business should be a top priority for each Employee.

Page - 40

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others. Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock. Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced. Employees who become aware of such Inside Information about DDI must refrain from trading in the shares of DDI until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside DDI or outside, such as spouses, relatives or friends.

DDI makes regular formal disclosures of its financial performance and results of operations to the investment community. DDI also regularly issues press releases. Other than those public statements, which go through official channels, Employees are prohibited from communicating outside DDI about DDI’s business, financial performance or future prospects. Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

DDI is required to maintain a variety of records for purposes of reporting to the government. DDI requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained. Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

DDI’s accounting records and supporting documents must accurately describe and reflect the nature and result of DDI’s business operations. All activities and results of DDI’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on DDI’s books. Procedures for doing so must comply with DDI’s financial policy and follow DDI’s policy for authorization and documentation, as well as follow generally accepted accounting practices. Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction. In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose. Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to DDI’s Board of Directors.

Page - 41

Record Keeping and Retention

To help maintain the integrity of DDI’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved. It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for. All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of DDI’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of DDI, each Employee is expected to be truthful and forthright. This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain. Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose DDI’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of DDI as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to DDI or any of its industries, or to respond to comments about DDI. In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Health and Safety

DDI is committed to protecting the health and safety of its Employees. DDI expects employees to obey all laws and regulations designed to protect the health and safety of all employees, and to obtain and fully observe all permits necessary to do business. At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas. DDI will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees. Employees who require an accommodation should contact the Compliance Officer. DDI will then engage in an interactive process to determine what reasonable accommodations may exist.

Page - 42

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in DDI’s best interests (“Conflicts of Interest”). Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of DDI’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of DDI where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of DDI, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of DDI. No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect DDI’s business.

No Employee will use DDI’s property, services, equipment or business for personal gain or benefit.

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of DDI.

Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with DDI; (2) conduct business on behalf of DDI with any company or firm in which the Employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval from DDI’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside endeavor as a result of their employment by DDI, or that DDI is benefiting by reason of their outside interests. Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

DDI expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of DDI or its clients. All Employees are required to seek the consent of DDI management if they intend to become partners or shareholders in companies outside DDI’s corporate structure.

Fair Competition

DDI’s policy is to comply fully with competition and antitrust laws throughout the world. DDI is committed to vigorous yet fair competition and supports the development of appropriate competition laws. Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition. It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

Page - 43

International Trade

DDI must comply with a variety of laws around the world regarding its activities. In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty. The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country. This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses. Because DDI is a U.S. company, this law applies to DDI and all of its subsidiaries. Any questions on this policy should be directed to the Compliance Officer.

Government Relations

DDI is prohibited by law from making any contributions or expenditures in connection with any U.S. national election. This includes virtually any activity that furnishes something of value to an election campaign for a federal office. Use of DDI’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of DDI. Political contributions or expenditures are not to be made out of DDI’s funds in any foreign country, even if permitted by local law, without the consent of the President of DDI.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on DDI’s behalf, or are on DDI’s property, are expected to follow the law, the Code, and honor DDI’s values. Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of DDI’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees. DDI’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code. Equally, DDI’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

The standards set out in the Code directly reflects DDI’s high ethical standards. DDI expects and requires each and every Employee, as a representative of DDI, to fulfill DDI’s ethical commitment in a way that is visible to the outside world with which DDI conducts its business operations.
Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.

Page - 44

Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to DDI’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands DDI’s Code of Ethics. This statement will also require that the Employee state that he or she is in full compliance with the Code. The form of statement is attached as Schedule “C”.

Page - 45

Schedule “A”

VALUES

FOCUS: We exist only because we are in the dental information industry.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Page - 46

Schedule “B”

Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 47

Schedule “C”

Acknowledgement and Certification Statement

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of DDI International Inc. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of DDI’s Code of Ethics.

Date: _________________________________________________________________________________________

Name (print): ___________________________________________________________________________________

Position: ______________________________________________________________________________________

Address: _____________________________________________________________________________________

Signature: ____________________________________________________________________________________

Page - 48

DDI INTERNATIONAL
AUDIT COMMITTEE CHARTER
EXHIBIT 99.2

Page - 49

DDI INTERNATIONAL INC.

AUDIT COMMITTEE CHARTER

Committee Role

The committee’s role is to act on behalf of the Board of Directors and oversee all material aspects of DDI’s reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the Board of Directors. The audit committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on DDI’s processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

In addition, the committee responsible for: (1) selection and oversight of DDI’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by DDI’s employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the audit committee.

The role also includes coordination with other board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

Committee Membership

The committee will consist of the entire Board of Directors. The committee will have access to its own counsel and other advisors at the committee’s sole discretion.

Committee Operating Principles

The committee will fulfill its responsibilities within the context of the following overriding principles:

1.Communications - The chairperson and others on the committee will, to the extent appropriate, have contact throughout the year with senior management, other committee chairpersons, and other key committee advisors, external and internal auditors, etc., as applicable, to strengthen the committee’s knowledge of relevant current and prospective business issues.

2.Committee Education/Orientation - The committee, with management, will develop and participate in a process for review of important financial and operating topics that present potential significant risk to DDI. Additionally, individual committee members are encouraged to participate in relevant and appropriate self-study education to assure understanding of the business and environment in which DDI operates.

Page - 50

3.Annual Plan - The committee, with input from management and other key committee advisors, will develop an annual plan responsive to the “primary committee responsibilities” detailed herein. The annual plan will be reviewed and approved by the Board of Directors.

4.Meeting Agenda - Committee meeting agendas will be the responsibility of the committee chairperson, with input from committee members. It is expected that the chairperson would also ask for management and key committee advisors, and perhaps others, to participate in this process.

5.Committee Expectations and Information Needs - The committee will communicate committee expectations and the nature, timing, and extent of committee information needs to management, internal audit, and external parties, including external auditors. Written materials, including key performance indicators and measures related to key business and financial risks will be received from management, auditors, and others at least one week in advance of meeting dates. Meeting conduct will assume members of the Board of Directors have reviewed written materials in sufficient depth to participate in committee/board dialogue.

6.External Resources -The committee will be authorized to access internal and external resources, as the committee requires, to carry out its responsibilities.

7.Committee Meeting Attendees - The committee will request members of management, counsel, internal audit, and external auditors, as applicable, to participate in committee meetings, as necessary, to carry out the committee responsibilities. Periodically and at least annually, the committee will meet in private session with only the committee members. It will be understood that either internal or external auditors, or counsel, may, at any time, request a meeting with the audit committee or committee chairperson with or without management attendance. In any case, the committee will meet in executive session separately with internal and external auditors, at least annually.

8.Reporting to the Board of Directors - The committee, through the committee chairperson, will report periodically, as deemed necessary, but at least semi-annually, to the Board of Directors. In addition, summarized minutes from committee meetings, separately identifying monitoring activities from approvals, will be available to each board member at least one week prior to the subsequent Board of Directors’ meeting.

9.Committee Self Assessment - The committee will review, discuss, and assess its own performance as well as the committee role and responsibilities, seeking input from senior management, the Board of Directors, and others. Changes in role and/or responsibilities, if any, will be recommended to the Board of Directors for approval.

Meeting Frequency

The committee will meet at least three times quarterly. Additional meetings will be scheduled as considered necessary by the committee or chairperson.

Reporting to Shareholders

The committee will make available to shareholders a summary report on the scope of its activities. This may be identical to the report that appears in DDI’s annual report.

Page - 51

Committee’s Relationship with External and Internal Auditors

1.The external auditors, in their capacity as independent public accountants, will be responsible to the Board of Directors and the audit committee as representatives of the shareholders.

2.As the external auditors review financial reports, they will be reporting to the audit committee. They will report all relevant issues to the committee responsive to agreed-on committee expectations. In executing its oversight role, the Board of Directors or committee should review the work of external auditors.

3.The committee will annually review the performance (effectiveness, objectivity, and independence) of the external and internal auditors. The committee will ensure receipt of a formal written statement from the external auditors consistent with standards set by the Independent Standards Board and the Securities and Exchange Commission. Additionally, the committee will discuss with the auditor relationships or services that may affect auditor objectivity or independence. If the committee is not satisfied with the auditors’ assurances of independence, it will take or recommend to the Board of Directors appropriate action to ensure the independence of the external auditor.

4.The internal audit function will be responsible to the Board of Directors through the committee.

5.If either the internal or the external auditors identify significant issues relative to the overall board responsibility that have been communicated to management but, in their judgment, have not been adequately addressed, they should communicate these issues to the committee chairperson.

6.Changes in the directors of internal audit or corporate compliance will be subject to committee approval.

Primary Committee Responsibilities
Monitor Financial Reporting and Risk Control Related Matters

The committee should review and assess:

1.Risk Management – DDI’s business risk management process, including the adequacy of DDI’s overall control environment and controls in selected areas representing significant financial and business risk.

2.Annual Reports and Other Major Regulatory Filings - All major financial reports in advance of filings or distribution.

3.Internal Controls and Regulatory Compliance – DDI’s system of internal controls for detecting accounting and reporting financial errors, fraud and defalcations, legal violations, and noncompliance with the corporate code of conduct.

4.Internal Audit Responsibilities - The annual audit plan and the process used to develop the plan. Status of activities, significant findings, recommendations, and management’s response.

Page - 52

5.Regulatory Examinations – Securities and Exchange Commission inquiries and the results of examinations by other regulatory authorities in terms of important findings, recommendations, and management’s response.

6.External Audit Responsibilities - Auditor independence and the overall scope and focus of the annual/interim audit, including the scope and level of involvement with unaudited quarterly or other interim-period information.

7.Financial Reporting and Controls - Key financial statement issues and risks, their impact or potential effect on reported financial information, the processes used by management to address such matters, related auditor views, and the basis for audit conclusions. Important conclusions on interim and/or year-end audit work in advance of the public release of financials.

8.Auditor Recommendations - Important internal and external auditor recommendations on financial reporting, controls, other matters, and management’s response. The views of management and auditors on the overall quality of annual and interim financial reporting.

The committee should review, assess, and approve:

  the code of ethical conduct,
  changes in important accounting principles and the application thereof in both interim and annual financial reports, significant conflicts of interest and related-party transactions, external auditor performance and changes in external audit firm (subject to ratification by the Board of Directors), internal auditor performance and changes in internal audit leadership and/or key financial management, procedures for whistle blowers,
  pre-approve allowable services to be provided by the auditor, and retention of complaints.

Page - 53

DDI INTERNATIONAL
DISCLOSURE COMMITTEE CHARTER
EXHIBIT 99.3

Page - 54

DDI INTERNATIONAL INC.

DISCLOSURE COMMITTEE CHARTER

Disclosure Policy

All financial disclosures made by DDI to its security holders or the investment community should (i) be accurate, complete and timely, (ii) present fairly, in all material respects, DDI’s financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

DDI’s Disclosure Committee (the “Committee”) will assist DDI’s officers and directors (collectively, the “Senior Officers”) fulfilling DDI’s and their responsibilities regarding (i) the identification and disclosure of material information about DDI and (ii) the accuracy, completeness and timeliness of DDI’s financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee will be responsible for the following tasks:

•  Review and, as necessary, help revise DDI’s controls and other procedures (“Disclosure Controls and Procedures”) to ensure that (i) information required by DDI to be disclosed to the Securities and Exchange Commission (the “SEC”), and other written information that DDI will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

•  Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

•  Review DDI’s (i) annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, proxy statement, material registration statements, and any other information filed with the SEC (collectively, the “Reports”), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to DDI’s shareholders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the “Disclosure Statements”).

•  Discuss information relative to the Committee’s responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Page - 55

Other Responsibilities

The Committee will have such other responsibilities, consistent with the Committee’s purpose, as any Senior Officer may assign to it from time to time.

Disclosure Control Considerations

The Committee will base the review and revision of the Disclosure Controls and Procedures on the following factors:

•   Control Environment: The directives of the Board of Directors and the Audit Committee; the integrity and ethical values of DDI’s officers and employees, including the “tone at the top”; DDI’s Code of Ethics; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

•   Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

•   Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

•   Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

•   Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.

Organization

The members of the Committee will be comprised of DDI’s officers and directors.

The Committee may designate two or more individuals, at least one of whom will be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

Chair

The Chief Financial Officer of DDI will act as the Chair of the Committee (unless and until another member of the Committee will be so appointed by any Senior Officer).

Page - 56

Meetings and Procedures

The Committee will meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in DDI’s organization and business objectives and any material change in economic or industry conditions.

The Committee will adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee will have full access to all of DDI’s books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee will review and assess this Charter annually and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee’s responsibilities or procedures, will be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 57

EXHIBIT 10.2

LOAN AGREEMENT

Page - 58

LOAN AGREEMENT

March 15, 2004

Dr. Brooke Mitchell, a dentist, of 5232 Malaspina Place, North Vancouver, B.C., V7R 4M1 (the “Lender”), will lend US$3,000 (the “Principal Sum”) to DDI International Inc., a Nevada corporation of 5232 Malaspina Place, North Vancouver, B.C., V7R 4M1 (the “Borrower”) on March 15, 2004 (“Date of Advance”).

The Borrower will repay the Principal Sum on demand, together with interest calculated and compounded monthly at the rate of eight per cent per year from the Date of Advance.

The Borrower will secure its repayment of the Principal Sum with a promissory note.

The Borrower will use the Principal Sum to pay outstanding debts and use the balance for working capital.

DDI International Inc.

/s/ Dr. Brooke Mitchell
Authorized signatory

/s/ Dr. Brooke Mitchell
Dr. Brooke Mitchell

Page - 59

PROMISSORY NOTE
Made at Vancouver, B.C.
Principal Amount: US$3,000March 15, 2004

For value received, the Borrower promises to pay to the order of the Lender on demand, the sum of US$3,000 lawful money of United States (the “Principal Sum”) together with interest on the Principal Sum from the Date of Advance, both before and after maturity, default and judgment at the Interest Rate as defined below.

For the purposes of this promissory note, Interest Rate means 8.0 per cent per year. Interest at the Interest Rate must be calculated monthly not in advance from and including the Date of Advance (for an effective rate of 8.3% per annum calculated monthly), compounded monthly and payable together with the Principal Sum when the Principal Sum is repaid.

The Borrower may pay the Principal Sum in whole or in part at any time.

The Borrower may, in its sole discretion, convert any payment of Principal Sum or Interest into restricted Common Capital Shares in the capital of the Borrower. If approved by the Borrower, payments will be converted into fully paid, non-assessable and, subject to United States securities laws, restricted Common Capital Shares in the capital of the Borrower at a conversion price of US$0.10 per share (the “Conversion Shares”). The Borrower covenants to cause the Conversion Shares to be issued in the name of the Lender, or such party as the Lender may direct.

The Borrower waives presentment, protest, notice of protest and notice of dishonour of this promissory note.

DDI International Inc.

/s/ Dr. Brooke Mitchell
Authorized signatory

/s/ Dr. Brooke Mitchell
Dr. Brooke Mitchell

Page - 60

EXHIBIT 10.3

AMENDING AGREEMENT

Page - 61

AMENDING AGREEMENT

This AMENDING AGREEMENT made as of the 25th day of March, 2004, to the Option Agreement made as of March 29, 2002,

BETWEEN:

   DDI INTERNATIONAL INC., a Nevada corporation having an office at 5232 Malaspina Place, North Vancouver, British Columbia, V7R 4M1

   (the “Optionee”)

AND:

   DR. BROOKE MITCHELL, dentist, with an office at 5232 Malaspina Place, North Vancouver, British Columbia, V7R 4M1

   (the “Owner”)

WITNESSES THAT WHEREAS:

A.   By an Option Agreement (the “Original Agreement”) made between the parties hereto as of the 29th day March, 2002, the Owner agreed to option certain assets to the Optionee.

B.   The parties wish to amend the Option Agreement pursuant to the terms and conditions of this agreement.

for valuable consideration, the receipt and sufficiency of which are acknowledged, the parties agree that:

1.   The parties agree to extend the term of the Original Agreement for a period of three months to allow the Optionee additional time to raise the required funds for the option payment at the end of the term of the Original Agreement.

2.   The Original Agreement is amended by deleting Section 2.d. of the Original Agreement in its entirety and replacing it with the following:

“2.   d.   “Term” means March 29, 2002 to June 28, 2004.”

3.   The Original Agreement is amended by deleting the phrase “March 1, 2004” from Section 7 of the Original Agreement and replacing it “June 1, 2004”.

Page - 62

4.   The Original Agreement is amended by deleting the phrase “March 28, 2004” from Section 8 of the Original Agreement and replacing it “June 28, 2004”.

5.   The Original Agreement is amended by deleting the phrase “March 28, 2005” from Section 9 of the Original Agreement and replacing it “June 28, 2005”.

6.   The Original Agreement will henceforth be read and construed together with this agreement, and the Original Agreement will remain in full force and effect.

7.   If there are any inconsistencies between this agreement and the Original Agreement, this agreement will govern.

8.   All terms, conditions, covenants, agreements, benefits and obligations contained in the Original Agreement and as amended by this agreement, will be binding upon and enure to the benefit of the parties hereto and their respective successors and assigns.

IN WITNESS WHEREOF this Amending Agreement has been signed the day and year first above written.

DDI International Inc.

Per:   /s/ Dr. Brooke Mitchell
Authorized Signatory

/s/ Dr. Brooke Mitchell
  Dr. Brooke Mitchell

Page - 63