Form 10QSB
period 2004-03-31
DDI INTERNATIONAL INC
filed 2004-05-17
CIK 1174259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-50660

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

Page - 1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

DDI INTERNATIONAL INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

Page - 2

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

Page - 3

DDI INTERNATIONAL INC.
(a development stage company)

BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,999	$2,950

	$1,999	$2,950

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,659	$2,702
Note Payable (Note 4)	3,000	-

	4,659	2,702

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock, $0.001 par value, 200,000,000 shares authorized
11,000,000 common shares issued and outstanding	11,000	11,000
Additional paid in capital	20,000	20,000
Deficit accumulated during the development stage	(33,660)	(30,752)

	(2,660)	248

	$1,999	$2,950

The accompanying notes are an integral part of these interim financial statements

Page - 4

DDI INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	March 22, 2002 (inception) to March 31, 2004

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$-	$189	$798
Professional fees	1,036	300	18,263
Regulatory and filing fees	1,872	515	7,599
Website development costs	-	-	1,000

NET LOSS FOR THE PERIOD	$2,908	$1,004	$27,660

BASIC NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,000,000	11,000,000

The accompanying notes are an integral part of these interim financial statements

Page - 5

DDI INTERNATIONAL INC.
(a development stage company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	March 22, 2002 (inception) to March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,908)	$(1,004)	$(27,660)
Adjusted for item not involving cash:
Changes in prepaid expenses	-	(400)	-
Changes in accounts payable	(1,043)	(1,229)	1,659

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,951)	(2,633)	(26,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	25,000
Note Payable	3,000	-	3,000

NET CASH FLOWS FROM FINANCING ACTIVITIES	3,000	-	28,000

INCREASE (DECREASE) IN CASH	(951)	(2,633)	1,999

CASH, BEGINNING OF PERIOD	2,950	8,738	-

CASH, END OF PERIOD	$1,999	$6,105	$1,999

The accompanying notes are an integral part of these interim financial statements

Page - 6

DDI INTERNATIONAL INC.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2004

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

The Company is in the initial development stage and has incurred losses since inception totalling $27,660. The Company’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Page - 7

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Page - 8

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

NOTE 3 – OPTION AGREEMENT

By agreement dated March 29, 2002 between the Company and Dr. Brooke Mitchell (the “optionee”), the Company acquired the option to purchase and develop the domain name DR-DENTAL-INFO.COM and other related proprietary information (“DR-Dental”), in exchange for 6,000,000 restricted common shares of capital stock of the Company and an additional payment of $200,000 payable on or before the end of the option term. The term of the option is for two years ended March 28, 2004. The term may be extended at the Company’s option for a further year through the issuance of an additional 500,000 restricted common shares of capital stock of the Company. The Company has the right to use and improve DR-Dental, however the assets remain under control of the optionee until all option payments have been made. The optionee is the sole director of the Company. Effective March 25, 2004 the Company and the optionee agreed to extend the original option term to June 28, 2004.

For accounting purposes the Company must record the cost of acquiring the option to purchase and develop DR-DENTAL-INFO.COM and the other related proprietary information at the related party vendor’s cost, if determinable. The transaction has been recorded at a nil value as the vendor’s cost was not determinable.

NOTE 4 – NOTE PAYABLE

On March 15, 2004 the sole director of the Company loaned $3,000 to the Company to satisfy working capital requirements. The loan is payable on demand, bears interest at a rate of 8% per annum compounded monthly and is secured by way of a promissory note. The unpaid principal and interest may be converted at any time at the option of the Company into restricted shares of the Company’s common stock at a price of $0.10 per share.

NOTE 5 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share.
To March 31, 2004 the Company has not granted any stock options and has not recorded any stock-based compensation.

By Director’s Resolution dated April 29, 2004 the Company approved a forward split of its issued and outstanding shares of common stock on an 8 for 1 basis. The forward split, which has not been reflected in these financial statements, is to be effective May 17, 2004.

NOTE 6 – INCOME TAXES

The Company has net operating loss carry-forwards of approximately $28,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Page - 9

Item 2. Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF DDI INTERNATIONAL INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN

DDI is a start-up, development stage company and has not yet generated or realized any revenues from its business operations. DDI raised $25,000 from our Reg S non-public offering in April 2002. Those funds have been used to pay for our organizational costs and the costs of its registration statement. On March 15, DDI borrowed $3,000 from its president, Dr. Brooke Mitchell. These funds were used for working capital and for accounting and filing fees.

From inception to March 31, 2004, DDI had a loss of $27,660. This represented an increase of $2,908 in losses since December 31, 2003, which were a result of (a) an increase of $1,036 in professional fees, and (b) an increase of $1,872 for regulatory and filing fees.

Operating expenses increased by $1,904 from $1,004 for the three-month period ended March 31 2003 to $2,908 for the three-month period ended March 31, 2004. The increase was primarily due to (a) a decrease of $189 for office and general expenses, (b) an increase of $736 in professional fees, and (c) an increase of $1,357 for regulatory and filing fees.

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

As of March 31, 2004 DDI had an accumulated deficit of $33,660.

Since inception, the proceeds raised in DDI’s April 2002 non-public offering have paid for the costs of its organization and registration with the SEC. Those costs include legal fees for incorporation and organization; fees paid to its auditors; regulatory and filing fees; website development costs; and the cost of obtaining its interest in the assets under the option agreement. The costs of organization from inception to March 31, 2004 were $27,660. The costs are based upon DDI’s out-of-pocket cost, i.e. the amount of money it has to pay for the services. Since then DDI has not incurred any additional costs.

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

As of December 31, 2003 our total assets were $2,950 and our total liabilities were $2,702. As of March 31,2004, our total assets were $1,999 and our total liabilities were $4,659. The decrease in the assets was a direct result of a decrease of $951 in cash. The increase in total liabilities is a result of a decrease of $1,043 in accounts payable and accrued liabilities and an increase in notes payable of $3,000. The decrease in cash was a result of $2,908 in operating expenses, a reduction of accounts payable of $1,043 and an increase in notes payable of $3,000.

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

DDI plans on continuing to develop the website as well as enhancing the user appeal of its current website and refocus a section to Cosmetic Dentistry. In addition, DDI intends on expanding the Continuing Education section with an emphasis on dental seminars. DDI plans on launching DDI Dental Seminars to the dental professionals, as they have an ongoing requirement to continually upgrade theirs skills and knowledge. DDI intends to focus their efforts at arranging different seminars with different speakers to the dental professionals.

Internal and External Sources of Liquidity

DDI has funded its operations principally from its April 2002 non-public offering and from the March 15, 2004, $3,000 loan from Dr. Brooke Mitchell. See Exhibit 10.2 – Loan Agreement and Promissory Note for more details.

Inflation

DDI does not believe that inflation will have a material impact on its future operations.

Page - 11

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

Page - 12

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report. However, DDI filed a Schedule 14f-1 on May 10, 2004, announcing a change in majority of directors and executive officers. Effective May 17, 2004, Dr. Mitchell will resign as the sole director and president and John Anderson will be appointed as the sole director and officer of DDI

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to DDI’s previously filed Form SB-2 and Form 10-KSB.

Exhibit	Description	Status
3.1	Corporate Charter filed as an Exhibit to DDI’s registration statement on Form SB-2 filed on June 5, 2002, and incorporated herein by reference.	Filed
3.2	Articles of Incorporation filed as an Exhibit to DDI’s registration statement on Form SB-2 filed on June 5, 2002, and incorporated herein by reference.	Filed
3.3	Bylaws filed as an Exhibit to DDI’s registration statement on Form SB-2 filed on June 5, 2002, and incorporated herein by reference.	Filed
10.1
Option Agreement dated March 29, 2002, between DDI International Inc. and Dr. Brooke Mitchell filed as an attached exhibit to DDI’s Form SB-2 filed on June 5, 2002, and incorporated herein by reference.
Filed
10.2	Loan Agreement and Promissory Note dated March 15, 2004 between DDI International Inc. and Dr. Brooke Mitchell.	Filed
10.3	Amending Agreement and Promissory Note dated March 25, 2004 between DDI International Inc. and Dr. Brooke Mitchell.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Filed
99.2	Audit Committee Charter	Filed
99.3	Disclosure Committee Charter	Filed

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

DDI INTERNATIONAL INC.

                   By:   /s/ Dr. Brooke Mitchell
       Name:    Dr. Brooke Mitchell
       Title:   Director and CEO
       Dated:   May 17, 2004

                   By:      /s/ Rene Daignault
       Name:    Rene Daignault
       Title:   CFO
       Dated:   May 17, 2004

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

Date: May 17, 2004

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

Date: May 17, 2004

/s/ Rene Daignault
Rene Daignault
Chief Financial Officer

Page - 17

Exhibit 32

Page - 18

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DDI International Inc. (“DDI”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. Brooke Mitchell, President, Chief Executive Officer of DDI and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Dr. Brooke Mitchell
Dr. Brooke Mitchell
Chief Executive Officer

May 17, 2004

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DDI International Inc. (“DDI”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rene Daignault, Secretary, Treasurer, and Chief Financial Officer of DDI, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Rene Daignault
Rene Daignault
Chief Financial Officer

May 17, 2004

Page - 20