Form 10QSB
period 2004-06-30
KEY GOLD CORP
filed 2004-08-23
CIK 1174259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period Ended: June 30, 2004

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to ________

                        Commission file number 000-50660


                              KEY GOLD CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                            98-0372619
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                              Identification No.)


                1942 BROADWAY, SUITE 504, BOULDER, COLORADO 80302
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (303) 323-1927
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There are 41,500,000 shares of common stock issued and outstanding as of August 23, 2004.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                   [TO COME]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


                                   [TO COME]

ITEM 3. CONTROLS AND PROCEDURES

      We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms. Based on an evaluation performed, our certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Report to provide reasonable assurance of the achievement of these objectives.

      Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our organization to disclose material information otherwise required to be set forth in our reports.

      We do not believe that there has been any change in our internal control over financial reporting during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In June 2004, we sold 500,000 shares of our common stock to the entity that had lent $500,000 to us during the quarter. The sale was exempt under Regulation D, Rule 506 promulgated under the Securities Act, as not constituting a public offering of our securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS


EXHIBIT                                     DESCRIPTION
-------                                     -----------

2.3 Articles of Merger between Key Gold Corporation (as merging entity) and DDI International Inc. (as surviving entity), filed with Secretary of State of Nevada on May 17, 2004, filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed on May 18, 2004 (the "May 2004 8-K"), and incorporated by reference.

3.1 Corporate Charter filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on June 5, 2002 (the "Registration Statement"), and incorporated herein by reference.

3.2 Articles of Incorporation of the Company filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference.

3.3 Bylaws of the Company filed as Exhibit 3.3 to the Company's Registration Statement and incorporated herein by reference.

3.4 Articles of Incorporation of Key Gold Corporation (as merging entity), filed with the Secretary of State of Nevada on May 5, 2004, filed as
         Exhibit 3.4 to the Company's May 2004 8-K and incorporated by reference.

10.1 Option Agreement dated March 29, 2002, between the Company and Dr. Brooke Mitchell filed as Exhibit 10.1 to the Company's Registration Statement and incorporated herein by reference.

10.2 Loan Agreement and Promissory Note dated March 15, 2004 between the Company and Dr. Brooke Mitchell filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "2003 10-KSB") and incorporated herein by reference.

10.3 Amending Agreement and Promissory Note dated March 25, 2004 between DDI International Inc. and Dr. Brooke Mitchell filed as Exhibit 10.3 to the Company's 2003 10-KSB and incorporated herein by reference.

10.4 Form of Arrangements and Release Agreement between the Company and Dr. Brooke Mitchell filed as Exhibit 10.4 to the Company's May 2004 8-K and incorporated herein by reference.

10.5 Letter Agreement between JHP Resources Limited and Fengcheng Gold Corporation, Liaoning, dated April 21, 2004, filed as Exhibit 10.5 to the Company's May 2004 8-K and incorporated herein by reference.

10.6 Form of Share Subscription Agreement between the Company and JHP Resources Limited filed as Exhibit 10.6 to the Company's May 2004 8-K and incorporated herein by reference.

10.7     Form of Deed of Put Option by the Company in favor of Grantee filed as
         Exhibit 10.7 to the Company's May 2004 8-K and incorporated herein by reference.

10.8     Form of Deed of Call Option by Grantor in favor of the Company filed as
         Exhibit 10.7 to the Company's May 2004 8-K and incorporated herein by reference.

31.1*    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Code of Ethics filed as Exhibit 99.1 to the Company's 2003 10-KSB and incorporated herein by reference.

99.2 Audit Committee Charter filed as Exhibit 99.2 to the Company's 2003 10-KSB and incorporated herein by reference.

99.3 Disclosure Committee Charter filed as Exhibit 99.3 to the Company's 2003 10-KSB and incorporated herein by reference.

------------------
*     Filed herewith.

(B)   REPORTS ON FORM 8-K

      On May 18, 2004, we filed a Current Report on Form 8-K, in which we announced the resignations of Dr. Brooke Mitchell as our sole Director, President, and Chief Executive Officer and of Rene Daignault as our Secretary and Treasurer, and the appointment of John Anderson to serve in those capacities. We also announced that we had entered into a series of arrangements with Dr. Mitchell, pursuant to which:

      o Dr. Mitchell forgave our promissory obligation to him in the amount of $3,000 and accrued interest;

      o We cancelled our contractual right to acquire certain assets from Dr. Mitchell;

      o Dr. Mitchell tendered 5,875,000 (pre-split) shares of common stock owned of record and beneficially by him to us for cancellation;

      o     Dr. Mitchell and we entered into a mutual general release; and

      o We tendered the sum of $49,000 to Dr. Mitchell. Further, we announced a change in our core business from continuing our development of a vertically integrated dental website to the financing of exploration of precious and non-precious metals and other mineral resources within a specified region in the south of Fengcheng, PRC. In connection with the change in our core business, we disclosed our Agreement with JHP Resources Limited, a company incorporated in British Columbia, Canada ("JHP"), to subscribe for up to 8,000 of its Series A shares.

      On June 22, 2004, we filed a Current Report on Form 8-K, in which we announced our third quarter objectives. We also announced that we had converted $500,000 of third-party debt due in January 2006 into 500,000 shares of our restricted common stock.

      On July 28, 2004, we filed a Current Report on Form 8-K, in which we announced that we received confirmation from JHP that LTI (the joint-venture entity established between JHP and a company domiciled in PRC) had acquired the appropriate government approvals for exploration and drilling on its gold property in Fengcheng, PRC, and that LTI had received its official business license as a joint co-operative company in PRC.

      On August 16, 2004, we filed a Current Report on Form 8-K, in which we announced that we had dismissed Dale Matheson Carr-Hilton LaBonte as our principal accountant and had appointed Kelly & Co. as our new principal accountant.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KEY GOLD CORPORATION


August 23, 2004                         By: /S/ JOHN ANDERSON
                                            -----------------------------------
                                            John Anderson
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT                         DESCRIPTION
-------                         -----------

31.1*    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002.

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.