Form 10QSB/A
period 2004-06-30
KEY GOLD CORP
filed 2004-08-24
CIK 1174259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                              FINANCIAL STATEMENTS

                                   (UNAUDITED)

                             AS OF JUNE 30, 2004 AND

    FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO JUNE 30, 2004

                              KEY GOLD CORPORATION

                        (FORMERLY DDI INTERNATIONAL INC.

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                        INDEX TO THE FINANCIAL STATEMENTS

                                   (UNAUDITED)

                             AS OF JUNE 30, 2004 AND

 FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
      AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO JUNE 30, 2004

Financial Statements of Key Gold Corporation (formerly DDI International Inc.)
(A Company in the Development Stage):

         Balance Sheet as of June 30, 2004 (Unaudited).......................................................................1

         Statements of  Operations  For Each of the  Three-Month  and  Six-Month
          Periods Ended June 30, 2004 and 2003 and for the Period from March 22,
          2002 (Inception) to June 30, 2004 (Unaudited).....................................................................2

         Statements of Cash Flows For Each of the Six-Month Periods Ended June 30, 2004 and
          2003 and for the Period From March 22, 2002 (Inception) to June 30, 2004 (Unaudited)..............................3

Notes to the  Financial Statements as of June 30, 2004 and For Each of the Three-Month and Six-Month Periods
    Ended June 30, 2004 and 2003 and for the Period From March 22, 2002 (Inception) to June 30, 2004  (Unaudited)...........5

                              KEY GOLD CORPORATION
                       (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                  JUNE 30, 2004
--------------------------------------------------------------------------------

                                     ASSETS

 Current assets:

        Cash                                                          $ 385,206
        Prepaid expenses and other                                        3,500
                                                                      ---------

               Total current assets                                     388,706
                                                                      ---------

TOTAL ASSETS                                                          $ 388,706
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses                         $   5,218

TOTAL CURRENT LIABILITIES                                                 5,218

 Commitments and contingencies

  Shareholders' equity:
        Common stock, $.0001 par value, 200,000,000 shares
          authorized, 41,500,000 shares issued and outstanding           41,500
        Additional paid in capital                                      443,500
        Deficit accumulated during the development stage               (101,512)
                                                                      ---------

TOTAL SHAREHOLDERS' EQUITY                                              383,488

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 388,706
                                                                      =========

    The accompanying notes are an integral part of the financial statements.

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

 FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
       AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO JUNE 30, 2004

                                                                                                                        For the
                                                                                                                      Period From
                                            FOR THE THREE-MONTH PERIOD ENDED      FOR THE SIX-MONTH PERIOD ENDED     March 22, 2002
                                            --------------------------------     -------------------------------    (Inception) to
                                            JUNE 30, 2004      JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004
                                             ------------      ------------      ------------      ------------      ------------
Operating expenses:
        General and
          administrative                     $      2,788      $         81      $      2,788      $        270      $      4,425
        Professional fees                          30,427               233            31,463               533            52,092
        Regulatory and filing
          fees                                      9,457               373            11,329               888            18,815
        Advertising                                25,180                --            25,180                --            26,180
                                             ------------      ------------      ------------      ------------      ------------
               Total
               operating
               expenses                            67,852               687            70,760             1,691           101,512
                                             ------------      ------------      ------------      ------------      ------------

NET LOSS                                     $    (67,852)     $       (687)     $    (70,760)     $     (1,691)     $   (101,512)
                                             ============      ============      ============      ============      ============

NET LOSS PER COMMON SHARE                    $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                             ============      ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           47,873,016        88,000,000        76,659,341        88,000,000        85,516,245
                                             ============      ============      ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
 FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
       AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO JUNE 30, 2004

                                                                                                      For the
                                                                                                     Period From
                                                                    FOR THE SIX-MONTH PERIOD ENDED  March 22, 2002
                                                                    ------------------------------  (Inception) to
                                                                     JUNE 30, 2004  JUNE 30, 2003   JUNE 30, 2004
                                                                     -------------  -------------   -------------
Cash flows from operating activities:
        Net loss                                                       $ (70,760)     $  (1,691)     $(101,512)
               Adjustments to reconcile net
                loss to net cash provided by (used in)
                 operating activities:
                      Changes in operating assets and liabilities:
                        Prepaid expenses and other                        (3,500)          (250)        (3,500)
                        Accounts payable and accrued
                           expenses                                        2,516           (915)         5,218
                                                                       ---------      ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                                    (71,744)        (2,856)       (99,794)
                                                                       ---------      ---------      ---------

Cash flows provided by financing activities:
        Proceeds from issuance of notes                                  500,000             --        500,000
        Proceeds from a note from the then Chairman,
          Chief Executive Officer and majority shareholder                 3,000             --          3,000
        Amount paid to the then Chairman, Chief Executive
          Officer and majority shareholder in connection
          with the Release Agreement                                     (49,000)            --        (49,000)
        Proceeds on sale of common stock                                      --             --         31,000
                                                                       ---------      ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                454,000             --        485,000
                                                                       ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                                          382,256         (2,856)       385,206
CASH - BEGINNING OF PERIOD                                                 2,950          8,738             --
                                                                       ---------      ---------      ---------
CASH - END OF PERIOD                                                   $ 385,206      $   5,882      $ 385,206
                                                                       =========      =========      =========
Supplemental Disclosure of Non-Cash Financing Activities:

During the quarter ended June 30, 2004, the Company converted two notes amounting to $500,000 into 500,000 shares of common stock.

    The accompanying notes are an integral part of the financial statements.

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
      AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO JUNE 30, 2004


1.    INTERIM PRESENTATION

      The accompanying condensed interim financial statements as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and for the period from March 22, 2002 (inception) to June 30, 2004 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2003.

2.    DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

      The Company was incorporated in March 2002 in the state of Nevada. The Company's initial business plan was to develop a dental portal that was to provide assistance and information to dentists, consumers and industry providers in the dental industry.

      On May 17, 2004, DDI International, Inc. changed its name to Key Gold Corporation. In connection with the name change, Chairman, Chief Executive Officer and majority shareholder resigned and a new sole director and management were put in place. The Company adopted a new business plan to pursue funding for geological mapping of a specified region in China with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region.

      The Company anticipates funding its operations for the next 12 months through loans and additional equity financing as required.

      Since inception, the Company has been in the development stage and has incurred losses totaling $101,512. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
      AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO JUNE 30, 2004


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates and Assumptions

      Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Cash and Cash Equivalents

      The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

      Fair Value of Financial Instruments

      In accordance with the requirements of Statement of Financial Accounting Standards No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

      Net Loss per Common Share

      Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company does not have any potentially dilutive securities; therefore, the accompanying presentation is only of basic loss per share.

      On May 17, 2004, an eight-for-one stock split of the Company's common stock was effect in the form of a 100 percent stock dividend. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the forward stock split.

      Treasury Stock

      Nevada state law provides for treasury shares. The Company has elected to retire the treasury shares acquired in the May 17, 2004 Arrangements and Release Agreement (the "Release Agreement") and restore them to the status of authorized and unissued shares. Treasury shares transactions are accounted for using the cost method. During the quarter ended June

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
       AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO JUNE 30, 2004


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      Treasury Stock, Continued

      30, 2004, the Company retired 47,000,000 shares of common stock (Note 5). The retirement of the shares has been reflected as treasury stock at June 30, 2004. The number of shares retired has been adjusted for the effect of a forward split (Note 5).

4.    NOTE PAYABLE

      In March 2004 the then Chairman, Chief Executive Officer and majority shareholder of the Company loaned $3,000 to the Company to satisfy working capital requirements. The loan was payable on demand, bore an interest at a rate of 8% per annum compounded monthly and was unsecured. In May 2004, when that same Chairman, Chief Executive Officer and majority shareholder of the Company resigned, he entered into the Release Agreement with the Company. The Release Agreement provided for forgiveness of the note payable.

5.    CAPITAL STOCK TRANSACTIONS

      The Company's Board of Directors approved a forward-split of its issued and outstanding shares of common stock on an 8 for 1 basis that was effective on May 17, 2004.

      On May 17, 2004, prior to the forward-split, the then Chairman, Chief Executive Officer and majority shareholder of the Company retired 47,000,000 shares of common stock owned by him personally and pursuant to the terms and conditions of a Release Agreement. The terms of the Release Agreement provides for a cash payment of $49,000 and the elimination of a $3,000 promissory note (Note 4) as consideration for the shares retired. The net amount of $46,000 has been accounted for as a reduction of additional paid-in capital. The retirement of the shares has been accounted for as treasury stock.

      During the second quarter, the Company issued 500,000 shares of its common stock in consideration for conversion of two notes with a combined value of $500,000.

6.    INCOME TAXES

      The Company has net operating loss carry-forward of approximately $100,000. A significant portion of the net operating loss carry-forward may not be available to be realized for the Company because of a change in the ownership of the Company's shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carry-forward, a full valuation allowance has been provided for the deferred tax asset.

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
       AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO JUNE 30, 2004


7.    SUBSEQUENT EVENT

      In May 2004, the Company entered an agreement to purchase over a period of time 8,000 shares of a Canadian company with an anticipated cost of $1,200,000. During July 2004, the Company made an initial payment of $100,000 toward the cost of those shares. Upon the completion of the share purchase transaction, the Company will have a 64% interest in the Canadian company. The proceeds from the share purchase agreement will be used by the Canadian company to fund a joint venture (the "joint venture") with a Chinese entity for the purpose of the geological mapping of an area in China. Eventually, if successful, the joint venture will participate in the income stream from the mining of minerals extracted from the mapped area. In late July 2004, the joint venture received Chinese governmental approval and a license to go forward with the geological mapping process. Participation in the future income stream from the joint venture will depend upon the Company's ability to raise the funds necessary to complete the share purchase agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


      THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS 0SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

UNCERTAINTIES RELATING TO FORWARD-LOOKING STATEMENTS

      This Form 10-QSB Quarterly Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements.

      Certain parts of this Form 10-QSB may contain "forward-looking statements" within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, mining and exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors both with respect to us and with respect to JHP (as defined below) and LTI (as defined below). As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

OVERVIEW OF THE COMPANY

      We are a start-up, development stage company and have not yet generated or realized any revenues from our business operations. We raised $25,000 from our Reg S non-public offering in April 2002, which funds were used to pay for our organizational costs and the costs of our registration statement. On March 15, we borrowed $3,000 from our then-president, Dr. Brooke Mitchell, which funds were used for working capital and for accounting and filing fees. During our second quarter, we borrowed $500,000 from an otherwise unaffiliated third party, some of which funds were used for working capital and for legal and filing fees and the balance of which funds are allocated for our transaction with Resources Limited, a company incorporated in British Columbia, Canada ("JHP"), and for additional operating needs. Prior to the end of our second quarter, we converted that $500,000 obligation into 500,000 shares of our common stock.

      Effective on May 17, 2004, Dr. Brooke Mitchell, our sole Director, President, and Chief Executive Officer, and Rene Daignault, our Secretary and Treasurer, resigned and John Anderson was appointed to serve in those capacities. We also entered into a series of arrangements with Dr. Mitchell, pursuant to which:

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

      Further, in Mid-May 2004, we changed our core business from continuing our development of a vertically integrated dental website to the financing of exploration of precious and non-precious metals and other mineral resources within a specified region in the south of Fengcheng, PRC. In connection with the change in our core business, we entered into a Subscription Agreement with JHP to subscribe for up to 8,000 of its Series A shares, as well as a Deed of Put Option, and a Deed of Call Option. For a more detailed description of our transactions with Dr. Mitchell and with JHP, please see our Schedule 14f-1, filed with the Securities and Exchange Commission on May 10, 2004, and our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.

      Lastly, we changed our name from "DDI International Inc." to "Key Gold Corporation," effective as of May 17, 2004, changed our trading symbol to "KYGC," effective as of the opening of the markets on May 18, 2004, and obtained a new Cusip number of 49308W 10 5, also effective as of the opening of the markets on May 18, 2004. We also split our common stock on an eight-for one basis, effective as of May 17, 2004.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

      There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from our operations. We cannot guarantee we will be successful in our new core business, or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and in the exploration of precious and non-precious metals and other mineral resources.

      We have no assurance that future financing will be available on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue with our current business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

      From inception to June 30, 2004, we had a loss of $101,512. Of such amount, $67,852 was generated in our second quarter and $70,760 was generated during the first two quarters of our 2004 fiscal year.

      Operating expenses increased from $687 for the three-month period ended June 31, 2003, to $67,852 for the three-month period ended June 31, 2004, and from $1,691 for the six-month period ended June 30, 2003, to $70,760 for the six-month period ended June 31, 2004. An analysis of the increases in the operating expenses and the relevant components are set forth below.

      During the second quarter of 2004, we expended $30,427 for professional fees and $9,457 for regulatory and filing fees, in comparison with $233 for professional fees and $373 for regulatory and filing fees. The increases were primarily the result of the Mid-May transactions discussed above. Further, during the second quarter of 2004, we expended $25,180 for advertising in connection with the change of our core business.

      During the six months ended June 30, 2004, we expended $31,463 for professional fees and $11,329 for regulatory and filing fees, in comparison with $533 for professional fees and $888 for regulatory and filing fees. The increases were primarily the result of the mid-May transactions discussed above. Further, during the 2004 six-month period, we expended $25,180 for advertising in connection with the change of our core business.

      Our per-share net loss, based on the weighted average number of outstanding shares of common stock, was nil for the three- and six-month periods ended June 30, 2004, and 2003.

      Our general and administrative expenses remained relatively constant, increasing from $81 to $2,788 in the second quarter or 2003 to 2004 and from $270 to $2,788 in the six-month periods ended June 30, 2003 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2003 our total assets were $2,950 (all of which were current) and our total liabilities were $2,702 (all of which were current), resulting in working capital of $248. As of June 30, 2004, our total assets were $388,706 (all of which were current) and our total liabilities were $5,218 (all of which were current) , resulting in working capital of $383,488. The increase in our cash assets was a direct result of our borrowing $500,000 from an otherwise unaffiliated third party. The $2,516 increase in our total liabilities was a result of an increase in accounts payable and accrued expenses. During our second quarter, we borrowed $500,000 from an otherwise unaffiliated third party, which obligation was converted into 500,000 shares of our common stock later in that quarter.

      As of the date of this Quarterly Report, we have yet to generate any revenues from its business operations.

      During the second quarter of 2004, we expended $46,000 (net) in connection with the release agreement entered between Dr. Mitchell and us. The net amount was accounted for as a reduction of additional paid-in capital. In March 2004, Dr. Mitchell lent us $3,000 to satisfy our working capital requirements. The loan was payable on demand, bore an interest at a rate of 8% per annum compounded monthly, and was unsecured. In May 2004, when Dr. Mitchell resigned, he entered into the Release Agreement with us, which agreement provided for forgiveness of the note payable.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

      Until we changed our core business, we had funded our operations principally from our April 2002 non-public offering and from the March 15, 2004, $3,000 loan from Dr. Brooke Mitchell. After our mid-May change, we have funded our operations from the above-referenced $500,000 loan (now converted into shares of our common stock). Although we expect that, during the next 12 months, our operating capital needs will be met by additional loan or private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

      Subsequent to the end of our second quarter of 2004, we received confirmation from JHP that LTI (the joint-venture entity established between JHP and a company domiciled in the PRC) acquired the appropriate government approvals for exploration and drilling on its gold property in Fengcheng, PRC, and that LTI has received its official business license as a joint co-operative company in PRC. LTI and JHP have also been performing preliminary assessment work, including mapping and sampling on the joint venture's initial 106 square kilometer properties in Fengcheng City. Further, JHP is continuing its identification of gold occurrences along the northeasterly trending property area.

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