Form 10QSB
period 2004-09-30
KEY GOLD CORP
filed 2004-11-15
CIK 1174259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period Ended: September 30, 2004

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to ________

                        Commission file number 000-50660


                              KEY GOLD CORPORATION
         --------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                  Nevada                                     98-0372619
      ------------------------------                   ------------------
     (State or Other Jurisdiction of                  (IRS Employer
      Incorporation or Organization)                   Identification No.)


                1942 Broadway, Suite 504, Boulder, Colorado 80302
                -------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (303) 323-1927
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report.)


      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      There are 41,870,000 shares of common stock issued and outstanding as of November 8, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes [_]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          AS OF SEPTEMBER 30, 2004 AND
   FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004
                                  AND 2003 AND
      FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2004

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                        INDEX TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          AS OF SEPTEMBER 30, 2004 AND
   FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004
                                  AND 2003 AND
      FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2004





Financial Statements of Key Gold Corporation (formerly DDI International Inc.)
 (A Company in the Development Stage):

        Balance Sheet as of September 30, 2004 (Unaudited).........................................................................1


        Statements of Operations For Each of the Three-Month and Nine-Month
         Periods Ended September 30, 2004 and 2003 and for the Period from March
         22, 2002 (Inception) to September 30, 2004 (Unaudited)....................................................................2


        Statements of Cash Flows For Each of the Nine-Month Periods Ended
         September 30, 2004 and 2003 and for the Period From March 22, 2002
         (Inception) to September 30, 2004 (Unaudited).............................................................................3

Notes to the Financial Statements as of September 30, 2004 and For Each of the
    Three-Month and Six-Month Periods Ended September 30, 2004 and 2003 and for
    the Period From March 22, 2002
    (Inception) to September 30, 2004  (Unaudited).................................................................................5

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
--------------------------------------------------------------------------------

                                     ASSETS

 Current assets:
       Cash                                              $     742,584
       Prepaid expenses and other                                3,500
                                                         -------------
             Total current assets                              746,084
                                                         -------------

Other assets:
       Investment in joint venture                              88,462

             Total other assets                                 88,462
                                                         -------------
TOTAL ASSETS                                             $     834,546
                                                         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

       Accounts payable and accrued expenses             $       8,983
                                                         -------------
TOTAL CURRENT LIABILITIES                                        8,983
                                                         -------------

 Commitments and contingencies


  Shareholders' equity:

       Common stock, $.001 par value, 200,000,000 shares
        authorized, 41,870,000 shares issued and
        outstanding                                             41,870
       Additional paid in capital                              943,130
       Deficit accumulated during the development stage       (159,437)
                                                         -------------
TOTAL SHAREHOLDERS' EQUITY                                     825,563
                                                         -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $     834,546
                                                         =============


    The accompanying notes are an integral part of the financial statements.


                                                      KEY GOLD CORPORATION
                                                (FORMERLY DDI INTERNATIONAL INC.)
                                              (A COMPANY IN THE DEVELOPMENT STAGE)
                                                    STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                    FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003 AND
                              FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2004


                                                                                                                  FOR THE
                                                     FOR THE THREE-MONTH             FOR THE NINE-MONTH         PERIOD FROM
                                                        PERIOD ENDED                    PERIOD ENDED           MARCH 22, 2002
                                                ----------------------------    ----------------------------    (INCEPTION) TO
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    2004           2003            2004              2003           2004
                                                ------------    ------------    ------------    ------------    ------------
Operating expenses:
       General and administrative               $      8,159    $         29    $     10,947    $        299    $     12,584
       Professional fees                              17,054           2,948          48,517           3,481          69,146
       Consulting fees                                26,890            --            26,890            --            26,890
       Regulatory and filing fees                      2,130             344          13,459           1,232          20,945
       Advertising                                     3,692            --            28,872            --            29,872
                                                ------------    ------------    ------------    ------------    ------------
             Total
             operating
             expenses                                 57,925           3,321         128,685           5,012         159,437
                                                ------------    ------------    ------------    ------------    ------------
NET LOSS                                        $    (57,925)   $     (3,321)   $   (128,685)   $     (5,012)   $   (159,437)
                                                ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE                       $  (0.001391)   $  (0.000302)   $  (0.001983)   $  (0.000456)   $  (0.001965)
                                                ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     41,640,902      11,000,000      64,901,325      11,000,000      81,142,972
                                                ============    ============    ============    ============    ============


                            The accompanying notes are an integral part of the financial statements.


                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND
                                    2003 AND
      FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2004



                                                                                             FOR THE
                                                                                             PERIOD
                                                                                              FROM
                                                                                              MARCH
                                                                     FOR THE NINE-MONTH      22, 2002
                                                                        PERIOD ENDED       (INCEPTION)
                                                                  ----------------------       TO
                                                                  SEPTEMBER    SEPTEMBER    SEPTEMBER
                                                                   30, 2004    30, 2003     30, 2004
                                                                  ---------    ---------    ---------
Cash flows from operating activities:
       Net loss                                                   $(128,685)   $  (5,012)   $(159,437)
             Adjustments to reconcile net loss to net cash
              provided by (used in) operating activities:
                   Changes in operating assets and liabilities:
                     Prepaid expenses and other                      (3,500)        (100)      (3,500)
                     Accounts payable and
                       accrued expenses                               6,281         (519)       8,983
                                                                  ---------    ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                              (125,904)      (5,631)    (153,954)
                                                                  ---------    ---------    ---------
Cash flows used by financing activities
       Investment in joint venture                                  (88,462)        --        (88,462)
                                                                  ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                               (88,462)        --        (88,462)
                                                                  ---------    ---------    ---------
Cash flows provided by financing activities:
       Proceeds from issuance of notes                              500,000         --        500,000
       Proceeds from a note from the then
         Chairman, Chief Executive Officer and
         majority shareholder                                         3,000         --          3,000
       Amount paid to the then Chairman, Chief
         Executive Officer and majority
         shareholder in connection with the
         Release Agreement                                          (49,000)        --        (49,000)
       Proceeds from issuance of common stock and
         warrants, net of related offering costs
         and expenses                                               500,000         --        531,000
                                                                  ---------    ---------    ---------


    The accompanying notes are an integral part of the financial statements.

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND
                                    2003 AND
      FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2004




NET CASH PROVIDED BY FINANCING ACTIVITIES    954,000         --     985,000
                                            --------   --------    --------
NET INCREASE (DECREASE) IN CASH              739,634     (5,631)    742,584
CASH - BEGINNING OF PERIOD                     2,950      8,738          --
                                            --------   --------    --------
CASH - END OF PERIOD                        $742,584   $  3,107    $742,584
                                            ========   ========    ========

Supplemental Disclosure of Non-Cash Financing Activities:


During the nine-month period ended September 30, 2004, the Company converted two notes amounting to $500,000 into 500,000 shares of common stock.


During the nine-month period ended September 30, 2004, the Company sold and issued 370,370 units of common stock in a private transaction. The consideration paid for the units was an aggregate of $500,000. The consideration of $500,000 is allocated as par value common stock of $370 and additional paid in capital of $499,630.

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


1.     INTERIM PRESENTATION

       The accompanying condensed interim financial statements as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and for the period from March 22, 2002 (inception) to September 30, 2004 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2003.


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


       Since inception, the Company has been in the development stage and has incurred losses totaling $159,437. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

       Treasury Stock


       Nevada state law provides for treasury shares. The Company has elected to retire the treasury shares acquired in the May 17, 2004 Arrangements and Release Agreement (the "Release Agreement") and restore them to the status of authorized and unissued shares. Treasury shares transactions are accounted for using the cost method. During the nine-month period ended September 30, 2004, the Company retired 47,000,000 shares of common stock

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



3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED


       Treasury Stock, Continued


      (Note 5). The retirement of the shares has been reflected as treasury stock at September 30, 2004. The number of shares retired has been adjusted for the effect of a forward split (Note 5).

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


       During the third quarter, the Company sold and issued 370,370 units of common stock in a private transaction. The consideration paid was $1.35 per share, or an aggregate of $500,000. Included in each unit, was one share of common stock and one two-year warrant to purchase one share of common stock. Using the Black Scholes model, the warrants were valued at $381,481 using the following assumptions; no annual dividends, expected volatility of 100%, risk free interest rate of 2%, and a term of two years. In connection with the issuance and sale of the shares and the grant of the warrants, the Company entered into a registration rights agreement providing for piggy-back registration rights to the issuee. The securities will be issued pursuant to certain

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


5.     CAPITAL STOCK TRANSACTION, CONTINUED

       exemptions from registration provided by Rule 506 of Regulation D and
       Section 4(2) of the Securities Act of 1933, as amended, as this transaction did not involve a public offering of securities and Regulation S, as the issuee of the securities is not a U.S. Person, as defined in Section 902(k) thereof.


       As of September 30, 2004, the Company has reserved for future issuance common stock as follows:


             Warrants                                             $ 370,370
                                                                  =========

6.     INCOME TAXES

       The Company has net operating loss carry-forward of approximately $150,000. A significant portion of the net operating loss carry-forward may not be available to be realized for the Company because of a change in the ownership of the Company's shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carry-forward, a full valuation allowance has been provided for the deferred tax asset.

7.     INVESTMENT IN JOINT VENTURE

       In May 2004, the Company entered an agreement to purchase over a period of time 8,000 shares of a Canadian company with an anticipated cost of $1,200,000. During the quarter ended September 30, 2004, the Company made an initial payment of $88,462 toward the cost of those shares. Upon the completion of the share purchase transaction, the Company will have a 64% interest in the Canadian company. The proceeds from the share purchase agreement will be used by the Canadian company to fund a joint venture (the "joint venture") with a Chinese entity for the purpose of the geological mapping of an area in China. Eventually, if successful, the joint venture will participate in the income stream from the mining of minerals extracted from the mapped area. In late July 2004, the joint venture received Chinese governmental approval and a license to go forward with the geological mapping process. Participation in the future income stream from the joint venture will depend upon the Company's ability to raise the funds necessary to complete the share purchase agreement.


       As of September 30, 2004, the Company is reporting the investment in joint venture on the equity method of accounting. As of September 30, 2004, the Company is not aware of the joint venture utilizing the investment provided by the Company.

8.     COMMITMENTS AND CONTINGENCIES
       Facility and Equipment Leases

       As of September 30, 2004, the Company was obligated under facilities leases. Minimum lease requirements for the next year under the property lease agreement are as follows:

             Period ending September 30:                           Amounts
                                                                  ---------
             2005                                                 $  11,475
                                                                  ---------
                                                                  $  11,475
                                                                  =========

       The facility sublease for the corporate office expires in June 30, 2005. Rent expense for the nine-month periods ended September 30, 2004 and 2003 and for the period from March 22, 2002 (inception) to September 30, 2004 aggregated approximately $7,159, $0, and $7,159, respectively.

       Litigation

       The Company is not aware of any litigation matters pending or threatened as of September 30, 2004 that will materially affect the Company's condensed consolidated financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by Statement No. 5, Accounting for Contingencies.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

           THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

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

Overview of the Company

           We are a start-up, development stage company and have not yet generated or realized any revenues from our business operations. We raised $25,000 from our Reg S non-public offering in April 2002, which funds were used to pay for our organizational costs and the costs of our registration statement. On March 15, we borrowed $3,000 from our then-president, Dr. Brooke Mitchell, which funds were used for working capital and for accounting and filing fees. During the second quarter 2004, we borrowed an additional $500,000 in an arms-length transaction from an unaffiliated third party, which funds were applied toward our working capital and accounting and filing fees with the balance of such funds allocated for our transaction with JHP Resources Limited, a company incorporated in British Columbia, Canada ("JHP"), and for additional operating capital. The $500,000 debt obligation was converted later in the second quarter 2004 into 500,000 shares of our common stock.

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

      o Dr. Mitchell tendered 5,875,000 (pre-split) shares of common stock owned of record and beneficially by him for cancellation;

      o     We entered into a mutual general release with Dr. Mitchell; and

      o     We tendered the sum of $49,000 to Dr. Mitchell.

           Further, in May 2004, we changed our core business from continuing our development of a vertically integrated dental website to the financing of exploration of precious and non-precious metals and other mineral resources within a specified region in the south of Fengcheng, People's Republic of China (the "PRC"). In connection with the change in our core business, we entered into a Subscription Agreement with JHP to subscribe for up to 8,000 of its Series A shares, at an anticipate cost of $1,200,000 as well as a Deed of Put Option, and a Deed of Call Option. For a more detailed description of our transactions with Dr. Mitchell and with JHP, please see our Schedule 14f-1, filed with the Securities and Exchange Commission on May 10, 2004, and our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004. During the quarter ended September 30, 2004, we made an initial payment of $88,642 toward the cost of the JHP shares.

           Effective as of May 17, 2004, we changed our name from "DDI International Inc." to "Key Gold Corporation" and our common stock was split on an eight-for-one basis. Effective upon the opening of the markets on May 18, 2004 our trading symbol was changed to "KYGC," and we obtained a new Cusip number of 49308W 10 5.

              On September 1, 2004, we closed a private placement financing for the issuance of 370,370 shares of our common stock for the aggregate consideration of $500,000 at a deemed price of $1.35 per share. Additionally, we granted one full warrant for each share purchased with an exercise price of $1.50 per share. Each warrant has a term of two years.


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

Results of Operations for the Three- and Nine- Month Periods Ended September 30, 2004 and 2003

           From inception to September 30, 2004, we had a loss of $159,437. Of such amount, $57,925 was generated in the three-month period ended September 30, 2004 and $128,685 was generated during the nine-month period ended September 30, 2004.

           Operating expenses increased from $3,321 for the three-month period ended September 30, 2003, to $57,925 for the three-month period ended September 30, 2004, and from $5,012 for the nine-month period ended September 30, 2003 to $128,685 for the nine-month period ended September 30, 2004. An analysis of the increases in the operating expenses and the relevant components is set forth below.

           During the third quarter of 2004, we expended $17,054 for professional fees and $2,130 for regulatory and filing fees, in comparison with $30,427 for professional fees and $9,457 for regulatory and filing fees for the second quarter of 2004. The decreases in expenses relating to professional fees and regulatory and filing fees reflects a reduction in legal and regulatory set-up fees incurred in the prior quarter in connection with the conversion of our core business in May 2004. This decrease was offset by an increase in our expenses related to consulting fees from zero expense in the second quarter of 2004 to $26,890 in the third quarter of 2004, which is attributable to a change in the operation of our core business following the conversion, including the hiring of various geological and development consultants. Finally, during the second quarter of 2004, we expended $25,180 as compared to $3,692 in the third quarter of 2004 reflecting our reduced need for advertising following the completion of the conversion of our core business.

           During the three-month period ended September 30, 2004, we expended $17,054 for professional fees and $2,130 for regulatory and filing fees, in comparison to $2,948 for professional fees and $344 for regulatory and filing fees in the three-month period ended September 30, 2003. During the nine-months ended September 30, 2004, we expended $48,517 for professional fees and $13,459 for regulatory and filing fees, in comparison to $3,481 for professional fees and $1,232 for regulatory and filing fees in the nine-month period ended September 30, 2003. These increases were primarily the result of the May 2004 transactions discussed above. Further, during the three- and nine-month periods ended September 30, 2004, we expended $3,692 and $28,872, respectively, for advertising in connection with the change of our core business.

           Our per-share net loss, based on the weighted average number of outstanding shares of common stock, was nil for the three- and nine-month periods ended September 30, 2004, and 2003.

           Our general and administrative expenses increased from $29 during the three-month period ended September 30, 2003 to $8,159 over the same period in 2004 and from $299 to during the nine-month period ended September 30, 2003 to $10,947 over the same period in 2004. These increases were attributable to the change in our core business in May 2004.

Liquidity and Capital Resources

           As of December 31, 2003 our total assets were $2,950 (all of which were current) and our total liabilities were $2,702 (all of which were current), resulting in working capital of $248. As of September 30, 2004, our total assets were $834,546 (all of which were current) and our total liabilities were $8,983 (all of which were current), resulting in working capital of $825,563. The increase in our cash assets was a direct result of our borrowing an aggregate of $500,000 in an arms-length loan transaction from an otherwise unaffiliated third party, which debt was later converted into 500,000 shares of our common stock in the second quarter of 2004 and the issuance of common stock and warrants in a private placement in the aggregate amount of $500,000. The $6,033 increase in our total liabilities was a result of an increase in accounts payable and accrued expenses.

           As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations.

Plan of Operation for the Next Twelve Months

           Until we changed our core business, we had funded our operations principally from our April 2002 non-public offering and from the March 15, 2004, $3,000 loan from Dr. Brooke Mitchell. After our change of business in May 2004, we have funded our operations from the above-referenced $500,000 loan (now converted into 500,000 shares of our common stock) and from proceeds of our $500,000 private placement of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met by additional loan or private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

           On July 28, 2004, we received confirmation from JHP that Liaoning Taixing International Gold Mining Company Ltd. ("LTI"), a joint-venture entity established in the PRC, between JHP and Fengcheng Gold Corporation, Liaoning, a PRC domiciled enterprise, acquired the appropriate government approvals for exploration and drilling on its gold property in Fengcheng, PRC, and that LTI has received its official business license as a joint co-operative company in the PRC. LTI and JHP have also been performing preliminary assessment work, including mapping and sampling on the joint venture's initial 106 square kilometer properties in Fengcheng City. Further, JHP is continuing its identification of gold occurrences along the northeasterly trending property area.

Off-Balance Sheet Arrangements.

           We are party to a Subscription Agreement with JHP, pursuant to which we may purchase up to 8,000 of its Series A shares. As a result, JHP's financial success or failure may have an indirect impact on our financial success or failure by virtue of our subscription of JHP Series A shares. JHP is currently engaged in a joint venture with Fengcheng Gold Corporation in the joint venture entity, LTI. LTI is engaged in preliminary geological assessment work, including the mapping and sampling of LTI's properties in Fengcheng City, PRC. We are unable to predict the probability of success or failure of LTI's operations, nor of its indirect impact on our financial success or failure.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              On September 1, 2004, we closed a private placement financing for the issuance of 370,370 shares of our common stock for the aggregate consideration of $500,000 at a deemed price of $1.35 per share. Additionally, we granted one full warrant for each share purchased with an exercise price of $1.50 per share. Each warrant has a term of two years. The securities were issued pursuant to certain exemptions from registration provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)        EXHIBITS

EXHIBIT                                             DESCRIPTION

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

10.9 Form of Registration Rights Agreement between the Registrant and Canterbury Venture Holdings Limited, dated August 26, 2004 filed as
           Exhibit 10.1 to the Company's August 30, 2004 8-K and incorporated herein by reference.

10.10 Form of Common Stock Purchase Warrant in favor of Canterbury Venture Holdings Limited, dated August 26, 2004 filed as Exhibit 10.2 to the Company's August 30, 2004 8-K and incorporated herein by reference.

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


---------
* Filed herewith.

                                   SIGNATURES


           In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               KEY GOLD CORPORATION


November 15, 2004                              By: /S/ JOHN ANDERSON
                                                 -------------------------------
                                                 John Anderson
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT    DESCRIPTION
-------    ---------------------------------------------------------------------
31.1*      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.