Form 10KSB
period 2004-12-31
KEY GOLD CORP
filed 2005-04-15
CIK 1174259

================================================================================

     As filed with the Securities and Exchange Commission on April 15, 2005

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-KSB

(Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from   to

                          Commission File No: 000-46494

                            -----------------------

                              KEY GOLD CORPORATION
              (Exact Name of Small Business Issuer in its Charter)

                   Nevada                                  98-0372619
        (State or Other Jurisdiction                    (I.R.S. Employer
     of Incorporation or Organization)                 Identification No.)

                   1942 Broadway
                     Suite 504
                  Boulder, Colorado                                 80302
(Address and telephone number of Principal Executive Offices)     (Zip Code)

                                 (303) 323-1927
                (Issuer's Telephone Number, Including Area Code)

                              --------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year:......................................     $            0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 14,
   2005.......................................................................................     $   11,429,814

Number of shares of Common Stock ($0.01 par value) outstanding as of the close of
   business on April 14, 2005:................................................................         41,870,370

Transitional Small Business Disclosure Format                                                      Yes |_| No |X|

================================================================================

                      PRIMAL SOLUTIONS, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                    PART I                                    3

Item 1.     Business                                                          3

Item 2.     Property                                                         11

Item 3.     Legal Proceedings                                                12

Item 4.     Submission of Matters to a Vote of Security Holders              12

                                   PART II                                   12

Item 5.     Market for Common Equity and Related Stockholder Matters         12

Item 6.     Management's Discussion and Analysis                             12

Item 7.     Financial Statements                                             15

Item 8.     Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure                                       16

Item 8A.    Controls and Procedures                                          16

Item 8B     Other Information                                                16

                                   PART III                                  16

Item 9.     Directors, Executive Officers, Promoters and Control Persons,
              Compliance With Section 16(a) of the Exchange Act              16

Item 10.    Executive Compensation                                           17

Item 11.    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                18

Item 12.    Certain Relationships and Related Transactions                   18

Item 13.    Exhibits                                                         18

Item 14.    Principal Accountant Fees and Services                           19

================================================================================

                                     PART I

Item 1. Business

Business Overview

      The Company was incorporated in March 2002 in the state of Nevada. The Company's initial business plan was to develop a dental portal that was to provide assistance and information to dentists, consumers, and industry providers in the dental industry.

      On May 17, 2004, we changed our name to Key Gold Corporation. In connection with the name change, our Chairman, Chief Executive Officer, and majority shareholder resigned and a new sole director and management were appointed. We adopted a new business plan to pursue funding for geological mapping of a specified region in China with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region.

Industry Background

      In March 2002, China's State Economic and Trade Commission (SETC) formally lifted the ban on foreign investment in gold production, introducing a Mineral Title Law and Mining Code modeled after those of Australia and Canada.

      In 2003, for the first time in her history, China's gold production reached 200 tons. In the first five months of 2004, according to China's Ministry of Land and Resources, the industry absorbed over $8 billion of foreign capital:

o     $4.5 billion in prospecting;

o     $3.3 billion in exploitation; and

o     over $200 million in exploration rights to over 300 properties.

      As of this year, China is the fourth largest gold producer in the world, with an estimated 4,000 tons of gold reserves.

Our Business Focus

      The key to our strategy is to explore for mining projects with gold deposit potentials of at least 100,000 ounces of gold at an operating cost of less than $125 per ounce.


      The Company is exploring what it hopes to be a high-grade gold deposit in an area of strong gold showings in the Fengcheng precious metals district of PRC; initial targets have been identified and expected to be advanced in the summer of 2005.


      The company's focus is low cost exploration and production. Holding costs for the China property are approximately $9.85 per square kilometer for the first three years of the project, an extremely competitive acquisition. Work commitments for the first year are $224 square kilometer. In total, initial first year commitment on the initial 106 square kilometer block is less than $195,000.

      In the future, the Company expects to continue pursuing additional high-profile gold prospects in China and in other target regions in an effort to continually expand stockholder value.

      People's Republic of China

      As of May 17, 2004, we agreed with JHP Resources Limited, a company incorporated in British Columbia, Canada ("JHP"), to subscribe for up to 8,000 of its Series A shares. The 2,000 currently issued and outstanding shares (the "Current Ordinary Shares") of JHP's capital stock constitute its Ordinary Shares. The sole material difference between JHP's Series A shares and its Ordinary Shares is that Series A shares are nonvoting shares and cannot be converted into Ordinary Shares until we have subscribed for an aggregate of

6,000 Series A shares. JHP and we currently expect that we will need to tender the sum of up to $900,000 to subscribe for 6,000 shares. JHP and we currently expect that we will subscribe for an aggregate of 8,000 Series A shares for a total of $1.2 million on the terms set forth in a Share Subscription Agreement (the "Subscription Agreement") with JHP, as described below.

      On April 21, 2004, prior to the negotiation and execution of the Subscription Agreement with us, JHP entered into a letter agreement (the "Letter Agreement") with Fengcheng Gold Corporation, Liaoning, an enterprise incorporated in Liaoning province, PRC (the "PRC Company"), for the establishment of a Sino-foreign equity joint venture company named "Liaoning Taixing International Gold Mining Co. Ltd.," incorporated in Liaoning province, PRC (the "Joint Venture Company"). The intended business of the Joint Venture Company is the exploration of precious and non-precious metals and other mineral resources within a specified region in the south of Fengcheng, northeast extending, covers an area of 800 km2, including Hongqi Town, Bianmen Town, Dongtang Town o f Fengcheng City and Tangshancheng Town of Dandong City, PRC.

      Pursuant to the terms of the Letter Agreement, the Joint Venture Company is to conduct its intended business for a term of 25 years. The PRC Company is to obtain all required regulatory and governmental consents (the "Consents") and to obtain all exploration permits (the "Permits"), in consideration of which the PRC Company is to receive 21% of the registered capital of the Joint Venture Company. JHP is to contribute a total investment of $1.2 million, at which time it will hold 79% of the registered capital.

      JHP's investment in the Joint Venture Company is to occur in four stages, each in the sum of $300,000. JHP's first stage of investment is to occur within 10 days of the PRC Company having obtained the Consents and Permits. JHP is to bear all pre-operating expenses of the Joint Venture Company; however, those expenses may be offset against its first stage investment.

      JHP's second stage of investment is to occur at the later of three months after the establishment of the Joint Venture Company or the PRC Company having obtained the Consents and Permits. At such time and subject to the PRC Company's consent, JHP has the option to forgo funding its second stage of investment and transferring to the PRC Company a certain amount of JHP's registered capital in the Joint Venture Company such that JHP would hold 19% and the PRC Company would hold 81% of the registered capital in the Joint Venture Company.

      If JHP tenders its second stage of investment, its third stage of investment is to occur six months thereafter. At such time and subject to the PRC Company's consent, JHP has the option to forgo funding its third stage of investment and transferring to the PRC Company a certain amount of JHP's registered capital in the Joint Venture Company such that JHP would hold 39% and the PRC Company would hold 61% of the registered capital in the Joint Venture Company.

      If JHP tenders its third stage of investment, its forth and final stage of investment is to occur six months thereafter. At such time and subject to the PRC Company's consent, JHP has the option to forgo funding its fourth stage of investment and transferring to the PRC Company a certain amount of JHP's registered capital in the Joint Venture Company such that JHP would hold 59% and the PRC Company would hold 41% of the registered capital in the Joint Venture Company.

      In the event that JHP shall forgo any stage of its investment in the manner described above, it is relieved of its obligations for any further stage of investment. If JHP tenders its fourth stage of investment, and if the Joint Venture Company requires additional funding, such funding may be tendered by third parties or by JHP and the PRC Company. If both JHP and the PRC Company are required to advance any of such funding, the advances shall be in the form of unsecured, interest-free, fully subordinated loans, the principal amounts of which shall be and shall remain proportionate to their respective holding of the Joint Venture Company's registered capital. If either JHP or the PRC Company declines to fund its respective advance, the party may fund such other party's advance, which funding shall be deemed to be an inter-party loan. Such loan shall bear interest at 8% per annum, with mandatory principal and interest payments equivalent to 75% of the distributions from the Joint Venture Company to which such indebted party would otherwise have been entitled, until its inter-party loan shall have been repaid in full.

      The Board of Directors of the Joint Venture Company is to consist of five members, three to be appointed by JHP and two by the PRC Company. The Supervisory Committee of the Joint Venture Company is to consist of three members, two to be appointed by JHP and the convener by the PRC Company. The General Manager and the Chief Financial Officer of the Joint Venture Company are to be appointed by JHP and the Chief Operating Officer by the PRC Company.

      In connection with the transactions contemplated by the Letter Agreement, we entered a series of agreements with JHP, effective as of May 18, 2004:

      o     Subscription Agreement;

      o     Deed of Put Option (the "Put Option"); and

      o     Deed of Call Option (the "Call Option").

      The Subscription Agreement provides that our investment in JHP, or its successor, is to occur in four tranches, each in the sum of $300 thousand, and are due concurrently with JHP's stages of investment in the Joint Venture Company. If JHP forgoes any stage of its investment in the Joint Venture Company, we have no obligation to subscribe for any further tranches to JHP. We can also notify JHP of our decision not to subscribe for any tranche for any other reason. Until the completion of the fourth tranche, we have the exclusive right to subscribe for shares of JHP's capital stock, unless we have notified JHP of our decision not to subscribe for any further tranches. We have agreed to tender to JHP, on or before the subscription date for the first tranche, the sum of $100 thousand for services that it performed in connection with the transactions contemplated by the Subscription Agreement.

      On July 28, 2004, the PRC Company acquired the appropriate government approvals and a license for exploration and drilling on its gold property in Fengcheng, PRC. As of April 13, 2005, the PRC Company had not contributed the license into the Joint Venture Company. The contribution of the license triggers the funding requirement for the Company to invest the first of four $300,000 share purchase transaction in JHP.

      The Joint Venture Company and JHP have also been performing preliminary assessment work, including mapping and sampling on the Joint Venture Company's initial 106 square kilometer properties in Fengcheng City. Further, JHP is continuing its identification of gold occurrences along the northeasterly trending property area.

Mongolia

      On February 25, 2005, we approved an agreement with QGX Ltd. ("QGX"), an Ontario-based company, whereby we can earn an interest in the following three exploration licenses in Mongolia held by QGX: Uhaa Hudag; Bayan Bulag; and Tsaidam. These three licenses represent Mesothermal gold prospects located in the south-central Gobi desert.

      Uhaa Hudag is the most advanced license of the three and consists of a series of mesothermal gold-bearing quartz veins hosted within metasedimentary rocks. During 1995 and 1997 QGX did extensive work at Uhaa Hudaag including trenching, geologic mapping, geophysical surveys and drilling. Visible gold was found in the quartz veins exposed by a series of eleven trenches over 1 km of strike distance. The vein system is contained within an alteration zone up to 120 m wide and 2.5 kms long. A four-hole drill program by QGX in 2003 to test 200 m of known strike length returned multiple narrow intersections of significant gold.

      Bayan Bulag and Tsaidam have not been drilled to date

      The Company can earn a 60% interest in the three licenses by spending $1.5 million on the properties and issuing 500,000 common shares of the Company to QGX over a period of three years ending February 28, 2008. The Company has committed to spend $400,000 on the properties in the first year. Should the Company fail to spend $400,000 in the first year, it will pay any shortfall in cash to QGX and the agreement will be terminated. Upon completion of the 60% earn-in, the Company has the right to increase its interest in any of the licenses to 75% by funding the cost of obtaining a positive feasibility study for a mine on that property.

Sales and Marketing

      We have not commenced sales and marketing activities, as we have not yet commenced our exploration activities in Fengcheng City and Mongolia.

Competition

      The Company competes with other mining companies in connection with the acquisition of prospective properties and joint venture projects. There is competition for the limited number of opportunities, some of which is with other companies having substantially greater financial resources than the Company. As a result, the Company may have difficulty acquiring attractive projects at reasonable prices.

      The Company believes no single company has sufficient market power to affect the price or supply of gold or other minerals in the world market.

Research and Development

      We expect our growth objectives will be achieved modern exploration techniques that have not been deployed in Fengcheng region of China and by drilling. We believe we are developing a high-grade gold deposit in an area of strong gold showings. Initial targets in the Fengcheng precious metals district are currently being identified and drilling is scheduled for the third quarter 2005.

Intellectual Property

      We have no patents, trademarks, licenses, franchises, concessions, or royalty agreements.

Effect of Foreign Government Regulations

      Management believes that the climate for foreign investment in China and Mongolia is unprecedented. Presently, there is foreign investment of over $8 billion in prospecting, exploitation and mineral rights in over 300 properties in China. Surrounded by some of the world's largest but as yet mostly unexplored mineral deposits, Mongolia encourages foreign investment through one of the most progressive and transparent licensing systems in Asia.

      China has opened its gold mining industry to direct investment and participation by foreign mining firms. The country has enacted a newly reformed Mineral Title Law and Mining Code, modeled after those of Australia and Canada and western mineral exploration companies are now descending upon the country's geology at an increasing rate.

      According to China's Ministry of Land and Resources, in just the first five months of last year, China's mining industry absorbed over US$8 billion of foreign capital, of which US$4.5 billion was used in prospecting and US$3.3 billion was used in mineral exploitation. Additionally, exploration rights to over 300 properties were granted to foreign mining companies operating in China in 2003.

      Mining operations and exploration activities are subject to various national, state, provincial and local laws and regulations in China and Mongolia as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company has pending applications for those licenses, permits and other authorizations currently required to conduct its explorations in China (through its joint venture company). In China, joint venture agreements, business licenses for joint venture companies, and the acquisition and transfer of exploration and mining permits are all acquired subject to government approval. Such approval may involve many levels of government (i.e. Federal, Provincial, County and/or City approval), and the Company cannot guarantee that all such approvals will be successfully obtained even where a joint venture has been successfully established. Moreover, even where joint venture agreements obtain government approval and business licenses are issued, there can be no guarantee that the transfer and/or acquisition of exploration and/or mining permits will be approved, nor can the Company guarantee that such approvals will be obtained from all levels of government required for such approval.

      The Company believes that it is and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in China. There are no current orders or directions relating to the Company with respect to the foregoing laws and regulations.

Environmental Regulation

      The Company's exploration projects are subject to various federal, state, and local laws and regulations governing protection of the environment, both in China and Mongolia. These laws are continually changing and, as a general matter, are becoming more restrictive. The Company's policy is to conduct business in a way that safeguards public health and the environment. The Company believes that its operations are conducted in material compliance with applicable laws and regulations. Changes to current local, state, or federal laws and regulations in the jurisdictions where the Company operates or may operate in the future could require additional capital expenditures and increased operating costs. Although the Company is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could impact the economics of its projects.

      In the proceeding year, there were no material environmental incidents or non-compliance with any applicable environmental regulations. The Company estimates that it will not incur material capital expenditures for environmental control facilities during the current fiscal year.

Employees

      As of March 31, 2005, the Company had no full-time employees. The Company obtains the services of John Anderson, its Chief Executive Officer, on a consultancy basis through its agreement with Axiom Consulting Corp., a Canadian corporation ("Axiom"). John Anderson, who serves as our Chief Executive Officer and as our sole director, is also a director, officer, and sole shareholder of Axiom. (See Item 10, Executive Compensation -- Employment Agreements and Item 12, Certain Relationships and Related Transactions.) The Company obtains additional administrative and engineering services on a consultancy basis. Substantially all of the Company's employment requirements are satisfied at the Joint Venture Company level.

                                  RISK FACTORS

      Ownership of our common stock involves a high degree of risk, you should consider carefully the factors set forth below, as well as other information contained in this annual report.

Risks Related to Our Business and Our Marketplace

A Substantial or Extended Decline in Gold Prices Would Have a Material Adverse Effect on the Company

      Our business is dependent on the price of gold, which is affected by numerous factors beyond our control. Factors tending to put downward pressure on the price of gold include:

      o     Sales or leasing of gold by governments and central banks;

      o     A strong U.S. dollar;

      o     Global and regional recession or reduced economic activity;

      o     Speculative trading;

      o     Decreased demand for industrial uses, use in jewelry or investment;

      o     High supply from production, disinvestment and scrap;

      o Sales by producers in forward transactions and other hedging transactions; and

      o Devaluing local currencies (relative to gold priced in U.S. dollars) leading to lower production costs and higher production in certain regions.

      Any drop in the price of gold adversely impacts our revenues, profits and cash flows.

      In addition, a sustained low gold price can:

      o Reduce revenues further through production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then-prevailing gold price;

      o     Halt or delay the development of new projects;

      o Reduce funds available for exploration, with the result that depleted reserves are not replaced; and/or

      o Reduce existing reserves, by removing ores from reserves that cannot be economically mined or treated at prevailing prices.

      Gold Producers Must Continually Obtain Additional Reserves

      Gold producers must continually replace reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies or by locating new deposits in order for producers to maintain production levels over the long term. Exploration is highly speculative in nature, involves many risks and frequently is unproductive. No assurances can be given that any of our new or ongoing exploration programs will result in new mineral producing operations. Once mineralization is discovered, it may take many years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change.

      Estimates of Proven and Probable Reserves Are Uncertain

      Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. Producers use feasibility studies to derive estimates of operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, comparable facility, equipment, operating costs, and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.

      Increased Costs Could Affect Profitability

      Costs at any particular mining location frequently are subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

      Mining Accidents or Other Adverse Events at a Mining Location Could Reduce Our Production Levels

      At any of our operations, production may fall below historic or estimated levels as a result of mining accidents such as a pit wall failure in an open pit mine, or cave-ins or flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity are encountered; ore grades are lower than expected; the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected; or our equipment, processes or facilities fail to operate properly or as expected.

      Mining Companies Are Subject to Extensive Environmental Laws and
Regulations

      Our exploration, mining and processing operations are regulated in all countries in which we operate under various federal, state, provincial and local laws relating to the protection of the environment, which generally include air and water quality, hazardous waste management and reclamation. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our operations. The regulatory environment in which we operate could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on our operations or financial position.

      Our Operations Are Subject to Risks of Doing Business Abroad

      Exploration, development and production activities outside of North America are potentially subject to political and economic risks, including:

      o     Cancellation or renegotiation of contracts;

      o Disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

      o     Changes in foreign laws or regulations;

      o Royalty and tax increases or claims by governmental entities, including retroactive claims;

      o     Expropriation or nationalization of property;

      o Currency fluctuations (particularly in countries with high inflation);

      o     Foreign exchange controls;

      o Restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

      o Import and export regulations, including restrictions on the export of gold;

      o     Restrictions on the ability to pay dividends offshore;

      o Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

      o Risk of loss due to disease and other potential endemic health issues; and

      o Other risks arising out of foreign sovereignty over the areas in which our operations are conducted.

      Consequently, our exploration, development and production activities may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial position or results of operations. Furthermore, in the event of a dispute arising from such activities, we may be subject to the exclusive jurisdiction of courts outside North America, which could adversely affect the outcome of a dispute.

      Currency Fluctuations May Affect Costs

      Currency fluctuations may affect the costs that we incur at our operations. Gold is sold throughout the world based principally on the U.S. dollar price, but a portion of our operating expenses are incurred in local currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of gold production in U.S. dollar terms at mines located outside the United States, making such mines less profitable.

      Our Earnings Could Be Affected by the Prices of Other Commodities

      Our earnings also could be affected by the prices of other commodities such as fuel and other consumable items, although to a lesser extent than by the price of gold. The prices of these commodities are affected by numerous factors beyond our control.

      We Compete With Other Mining Companies

      We compete with other mining companies to attract and retain key executives and other employees with technical skills and experience in the mining industry. We also compete with other mining companies for rights to mine properties containing gold and other minerals. There can be no assurance that we will continue to attract and retain skilled and experienced employees, or to acquire additional rights to mine properties.

      The Company's Limited Operating History Makes It Difficult to Judge Its Prospects

      The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. Investors should consider any purchase of the Company's shares in light of the risks, expenses, and problems frequently encountered by all companies in the early stages of its corporate development.

      Future Sales Of Shares May Adversely Impact The Value Of The Company's
Stock

If required, the Company may seek to raise additional capital through the sale of common stock. Future sales of shares by the Company or its stockholders could cause the market price of its common stock to decline.

      Mineral Exploration And Development Activities Are Speculative In Nature

      Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond the control of the Company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in the Company not receiving an adequate return of investment capital.

      Substantial expenditures are required to establish ore reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

      The Company Will Be Subject To Operating Hazards And Risks Which May Adversely Affect The Company's Financial Condition

      Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development, and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition

      The Company Currently Relies On Certain Key Individuals And The Loss Of One Of These Certain Individuals Could Have An Adverse Effect On The Company

      The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant fact in the Company's growth and success. The loss of the service of members of the management and certain key employees could have a material adverse effect on the Company. In particular, the success of the Company is highly dependant upon the efforts of the President, Treasurer, Secretary, CEO and director of the Company, John Anderson, and the loss of whose services would have a material adverse effect on the success and development of the Company.

      The Company Does Not Maintain Key Man Insurance To Compensate The Company For The Loss Of Certain Individuals

      The Company does not anticipate having key man insurance in place in respect of any of its senior officers or personnel.

      We Are An Exploration Company, And There Is NO Assurance That A Commercially Viable Deposit or Reserve Exists On Any Of The Properties For Which The Company Has , Or Might Obtain An Interest.

      The Company is an exploration stage company and cannot give assurance that a commercially viable deposit, or "reserve," exists on any properties for which the Company currently has (through a joint venture agreement) or may have (through potential future joint venture agreements or acquisitions) an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If the Company fails to find a commercially viable deposit on any of its properties, its financial condition and results of operations will be materially adversely affected.

      We Require Substantial Funds Merely To Determine Whether Commercial Mineral Deposits Exist on Our Properties

      Any potential development and production of the Company's exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company's operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

      o Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
      o     Availability and costs of financing;
      o     Ongoing costs of production;
      o     Market prices for the minerals to be produced;
      o     Environmental compliance regulations and restraints; and
      o     Political climate and/or governmental regulation and control.

      General Mining Risks

      Factors beyond the control of the Company may affect the marketability of any substances discovered from any resource properties the Company may acquire. Metal prices, in particular gold and copper prices, have fluctuated widely in recent years. Government regulations relating to price, royalties, allowable production and importing and exporting of minerals can adversely affect the Company. There can be no certainty that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

      Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

      Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission ("SEC"). Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

      We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or in the Pink Sheets, which could affect our stockholders' ability to access trading information about our common stock.

      The OTC Bulletin Board and the Pink Sheets are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the NASD, that displays real-time quotes, last sale prices, and volume information in over-the-counter ("OTC") equity securities like our common stock, and although Pink Sheets' Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders' ability to access trading information about our common stock. Additionally, we are required to satisfy the reporting requirements under the Securities Exchange.

      We are a development stage company and our financial statements contain a going concern qualification.

      Since inception, the Company has been in the development stage and has incurred losses totaling approximately $589,000. The Company has historically funded its operations through debt or equity financing. Its ability to continue as a going concern is dependent on its ability to continue to raise additional capital to fund future operations and ultimately to attain profitable operations, as to the availability of which there can be no assurance. The Company's audited financial statements provide a going concern qualification, as the various factors reviewed by the Company's auditors raise substantial doubt as to the Company's ability to continue as a going concern.


Item 2. Properties

      We do not own any real estate, but lease approximately 1,254 square feet of office space in Vancouver, British Columbia through Axiom. We entered into this lease agreement on January 1, 2005 and maintain a month-to-month tenancy. Our monthly rent payment is approximately $2,509.00.

      On June 15, 2004, we also entered into a sublease agreement for an additional 329 square feet of office space in Denver, Colorado with a monthly rent payment of approximately $850.00 through May 31, 2005.

Item 3. Legal Proceedings

      We are not currently a party to any material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Our common stock has been quoted on the OTC Bulletin Board since February 25, 2004, and currently is quoted on the OTC Bulletin Board and the Pink Sheets under the trading symbol "KYGC." The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                                           Bid
                                                --------------------------
                                                    High          Low
                                                ------------- ------------
Year ended December 31, 2004:
First Quarter (1)...........................    $       NONE  $      NONE
Second Quarter (2)..........................            2.30         0.04
Third Quarter...............................            1.50         0.84
Fourth Quarter..............................            1.35         0.88

-----------------------
(1)   The Company did not qualify to trade until February 25, 2004.
(2)   The Company completed an 8 for 1 stock split on May 18, 2004.

      As of March 31, 2005, there were approximately 44 holders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

      This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

      Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, mining and exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors both with respect to us and with respect to JHP (as defined below) and LTI (as defined below). As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of the Company

      We are a start-up, development stage company and have not yet generated or realized any revenues from our business operations. During the second quarter 2004, we borrowed $500,000 in an arms-length transaction from an unaffiliated third party, which funds were applied toward our working capital and accounting and filing fees with the balance of such funds allocated for our transaction with JHP Resources Limited, a company incorporated in British Columbia, Canada ("JHP"), and for additional operating capital. The $500,000 debt obligation was converted later in the second quarter 2004 into 500,000 shares of our common stock.

      In May 2004, we changed our core business from continuing our development of a vertically integrated dental website and adopted a new business plan to pursue funding for geological mapping of a specified region in China with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. We have since expanded the scope of our expected exploration and mining activities to Mongolia, as well. Initially, we commenced the financing of exploration of precious and non-precious metals and other mineral resources within a specified region in the south of Fengcheng, People's Republic of China (the "PRC"). In connection with the change in our core business, we entered into a Subscription Agreement with JHP to subscribe for up to 8,000 of its Series A shares, at an anticipate cost of $1,200,000 as well as a Deed of Put Option, and a Deed of Call Option. For a more detailed description of our transactions with Dr. Mitchell and with JHP, please see our Schedule 14f-1, filed with the Securities and Exchange Commission on May 10, 2004, and our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004. During the quarter ended September 30, 2004, we made an initial payment of $88,642 toward the cost of the JHP shares.

      Effective as of May 17, 2004, we changed our name from "DDI International Inc." to "Key Gold Corporation" and our common stock was split on an eight-for-one basis. Effective upon the opening of the markets on May 18, 2004 our trading symbol was changed to "KYGC," and we obtained a new Cusip number of 49308W 10 5. Concurrently, we "forward split" our common stock on an eight-for-one basis.

      On September 1, 2004, we closed a private placement financing for the issuance of 370,370 shares of our common stock for the aggregate consideration of $500,000 at a deemed price of $1.35 per share. Additionally, we granted one full warrant for each share purchased with an exercise price of $1.50 per share. Each warrant has a term of two years.

      Prior to May 2004, when we operated as DDI, we had raised $25,000 in a Reg S non-public offering in April 2002, which funds were used to pay for our organizational costs and the costs of our registration statement. On March 15, 2002, we borrowed $3,000 from our then-president, Dr. Brooke Mitchell, which funds were used for working capital and for accounting and filing fees. Effective on May 17, 2004, Dr. Brooke Mitchell, our sole Director, President, and Chief Executive Officer, and Rene Daignault, our Secretary and Treasurer, resigned and John Anderson was appointed to serve in those capacities. We also entered into a series of arrangements with Dr. Mitchell, pursuant to which:

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

Limited Operating History; Need For Additional Capital

      There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from our current operations. We cannot guarantee we will be successful in our new core business, or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and in the exploration of precious and non-precious metals and other mineral resources.

      We have no assurance that future financing will be available on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue with our current business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

Results of Operations for the Fiscal Years Ended December 31, 2004 and 2003

      From inception to December 31, 2004, we had a loss of $589,000. Substantially all of such amount was generated in the 2004 fiscal year.

      Operating expenses increased from $5,200 for the prior fiscal year to $564,000 for the fiscal year ended December 31, 2004. An analysis of the increases in the operating expenses and the relevant components is set forth below.

      During the 2004 fiscal, we expended $169,000 for professional fees and $22,000 for regulatory and filing fees, in comparison with $3,400 for professional fees and $1,800 for regulatory and filing fees in the prior year. The increases in expenses relating to professional fees and regulatory and filing fees reflects legal and regulatory set-up fees incurred in the in connection with the conversion of our core business in May 2004 and the various professional expenses related to the start-up of such operations. After May 17, 2004, we engaged the services of certain consultants, attributable to a change in the operation of our core business, including the hiring of various geological and development consultants. One of our consultants is John Anderson, who serves as our sole officer and director. Accordingly, our consulting fees increased from nil to $68,000 (related party) and $34,000. Finally, during the 2004 fiscal year, we expended $41,000 in advertising and advertising-related fees, as compared to none in the prior fiscal year, reflecting the costs of developing and operating our website following the change in our core business and various investor relations related expenses.

      Our per-share net loss, based on the weighted average number of outstanding shares of common stock, was less than one cent for each of the two fiscal years.

      Our general and administrative expenses increased from nil during our 2003 fiscal year to $15,000 for the 2004 fiscal year. These increases were attributable to the change in our core business in May 2004.

Liquidity and Capital Resources

      As of December 31, 2003 our total assets were $2,950 (all of which were current) and our total liabilities were $2,702 (all of which were current), resulting in working capital of $248. As of December 31, 2004, our total assets were $644,000 (all of which were current) and our total liabilities were approximately $38,600 (all of which were current), resulting in working capital of $605,000 The increase in total assets is a result of an increase in cash from our convertible debt fundings after our change in business plan. During the year ended December 31, 2004, the Company converted two notes amounting to $500,000 into 500,000 shares of common stock. The fair value per share on the date of conversion was $1.43 such that the cumulative fair value of the shares transferred to satisfy the notes and accrued interest was $715,000. (See Note 4 to the Company's financial statements.) In August 2004, as part of its private placement offering, the Company sold equity units consisting of the Company's common stock and one warrant to acquire one share of the Company's common stock at $1.50 per share with an exercise period that expired 24 months after the units purchase by the investor.

      Despite its negative cash flows from operation of $325,836 and $5,788 for the years ended December 31, 2004 and 2003, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

      No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the development and implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raised substantial doubt with our auditor about our ability to continue as a going concern.

      As of the date of this Annual Report, we have yet to generate any revenues from our business operations.

Plan of Operation for the Next Twelve Months

      Until we changed our core business, we had funded our operations principally from our April 2002 non-public offering and from the March 15, 2004, $3,000 loan from Dr. Brooke Mitchell. After our change of business in May 2004, we have funded our operations from the above-referenced $500,000 loan (now converted into 500,000 shares of our common stock) and from proceeds of our $500,000 private placement of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met our current economic resources and, if required, by additional loan or private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

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

Current Conditions

      In May 2004, the Company entered an agreement to purchase over a period of time 8,000 shares of JHP with an anticipated cost of $1,200,000. During the year ended December 31, 2004, the Company made a payment of $88,462 for professional fees reimbursement related to the formation of this venture. These fees have been expensed and are reflected in the Company's statement of operations for 2004. If the share purchase transaction is completed, the Company will have a 64% interest in JHP. The proceeds from the share purchase agreement are expected to be used by JHP in the funding of a Joint Venture Company for the purpose of the geological mapping of an area in Fengcheng City, China. Eventually, if successful, the Joint Venture Company is expected to participate in the income stream from the mining of minerals extracted from the mapped area. In late July 2004, the Joint Venture Company received Chinese governmental approval and a license to go forward with the geological mapping process. Participation in the future income stream from the joint venture will depend upon the Company's ability to raise the funds necessary to complete the share purchase agreement.

      On February 25, 2005, we approved an agreement with QGX Ltd. ("QGX"), an Ontario-based company, to acquire a 60% interest in intangible assets (exploration licenses in Mongolia). These intangible assets consist of exploration licenses in Mongolia. We have the possibility of earning an interest in the following three exploration licenses in Mongolia held by QGX: Uhaa Hudag; Bayan Bulag; and Tsaidam. These three licenses represent Mesothermal gold prospects located in the south-central Gobi desert. We have committed to spending $1.5 million and issuing 500,000 common shares over a period of three years ending February 28, 2008 to acquire these intangible assets.

Item 7.  Financial Statements

      Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On August 12, 2004, the Company dismissed Dale Matheson Carr-Hilton LaBonte ("DMCH") as the Company's principal accountant effective on such date.

On August 12, 2004, the registrant appointed Kelly & Co. ("Kelly") as the Company's new principal accountant. DMCH's report on the Company's financial statements for fiscal years 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended and approved by the Company's Board, functioning as an audit committee.

      During fiscal years 2002 and 2003 and the subsequent interim period through March 31, 2004, there were no disagreements with DMCH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of DMCH, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

      The Company engaged Kelly as its new independent accountant on August 12, 2004. During fiscal years 2002 and 2003 and the subsequent interim period through March 31, 2004, neither the Company nor someone on its behalf engaged Kelly regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was either the subject of a "disagreement" or a "reportable event," both as such terms are defined in Item 304 of Regulation S-B.

Item 8A.  Controls and Procedures

      The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms. Based on an evaluation performed, the Company's certifying officer has concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

      Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's reports.

      We do not believe that there has been any change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

      There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

      The following table sets forth certain information regarding our executive officers and directors as of April 12, 2005:

Name                Age                        Position
-----------------   ---   -----------------------------------------------------
John Anderson        41   President, Chief Executive Officer, Secretary,
                          Treasurer, and Director

      John Anderson, President, Chief Executive Officer, Secretary, Treasurer, and Director. Mr. Anderson has served as President, Chief Executive Officer, Secretary, and Treasurer of the Company since May 7, 2004. From December of 1994 to the present, Mr. Anderson has been president of Axiom, a personal consulting and investing company primarily involved in capital raising for private and public companies in North America, Europe, and Asia. From February of 2001 to the present, he has served as a director of Wescorp Energy, Inc., a publicly traded Nevada corporation, and from March of 2003 to the present as its president and chief executive officer. In addition, from 2000 to the present he has served as a director of CTI Diversified Holdings Ltd. and from 2003 to the present as a director of Brett Resources Corp. Mr. Anderson holds a B.A. from University of Western Ontario.

Committees

      The Company does not have any standing nominating or compensation committees of the Board, or committees performing similar functions.

Audit Committee Functions

      The Company does not have a separately designated standing audit committee. Rather, its entire board of directors performs the required functions of an audit committee. Our Board is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Disclosure Committee

      The Company has a disclosure committee and disclosure committee charter. Its disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about the Company and the accuracy, completeness, and timeliness of its financial reports.

Meetings of the Board of Directors

      The Board did not hold any meetings during the fiscal year ended December 31, 2004, but the sole director executed not less than 12 written consents during the course of the year.

Code of Ethics

      The Company adopted a code of ethics that applies to all its executive officers and employees. A copy of the adopted code of ethics is attached to the Company's 2003 Annual Report on Form 10-KSB as Exhibit 99.1 - Code of Ethics. The Company undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Mr. Anderson at (303) 323-1927 to request a copy of the Company's code of ethics. Management believes the Company's code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation

      John Anderson, who serves as President, Chief Executive Officer, Secretary, and Treasurer, does not receive any compensation. There are no current plans to compensate him, unless and until the Company begins to realize revenues and become profitable in its business operations. Since its inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised, or repriced.

Employment Agreements

      The Company entered into a Consulting Agreement, effective April 1, 2004, with Axiom to provide consulting and management services for the Company. Mr. Anderson is a director, officer, and sole shareholder of Axiom. In consideration for these services, the Company pays Axiom a fee of $7,500 per month. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The minimum commitment under this agreement is $90,000 for 2005 and $22,500 for 2006.

      There are no other employment agreements between the Company and any named executive officer, and there is no employment agreement or other compensating plan or arrangement with regard to the named executive officer that provides for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of the Company or from a change in the named executive officer's responsibilities following a change in control.

Compensation of Directors

      Our sole director does not receive any compensation, as such.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      As of March 31, 2005, the Company had 41,870,370 shares of common stock outstanding.

      The table following sets forth information regarding the beneficial ownership of common stock for each person who is known by us to be the beneficial owner of more than five percent of our voting securities, for each of our directors and named executive officers, and all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes, each person named below has sole voting and investment power over the shares indicated.

      For purposes of this table, a person is deemed to be the "beneficial owner" of the number of shares of common stock that such person has the right to acquire within 60 days of March 31, 2005 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

Name of Beneficial Owner / Management and Addresses                         Number of Shares     Percent of Class
------------------------------------------------------------------------  --------------------- -------------------
John Anderson (1)....................................................                1,000,000                2.39%

Rene Daignault (2)...................................................                4,000,000                9.55%

All executive officers and directors as a group (1 person)...........                1,000,000                2.39%


------------------------
(1) Shares are held in the name of Axiom Consulting Corp. The business address for this person is Suite 1300-885 West Georgia Street, Vancouver, British Columbia, V6C 3E8.
(2) The address for this person is 2175 Cortell Street, North Vancouver, British Columbia, V7P 2A8.

Item 12.  Certain Relationships And Related Transactions

      The Company entered into a Consulting Agreement, effective April 1, 2004, with Axiom to provide consulting and management services for the Company. Mr. Anderson is a director and officer of Axiom and in consideration for these services, the Company will pay Axiom a fee of $7,500 plus GST per month.

      On January 1, 2005, Axiom leased approximately 1,254 square feet of office space in Vancouver, British Columbia. The Company currently utilizes this space for general office and administrative purposes and pays approximately $2,509 a month for rent.

Item 13.  Exhibits

                                  (a) Exhibits

                                INDEX TO EXHIBITS
Exhibit
Number                               Description of Document
--------------- ----------------------------------------------------------------

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

          10.1 Articles of Incorporation of Key Gold Corporation (as merging entity), filed with the Secretary of State of Nevada on May 5, 2004, filed as Exhibit 3.4 to the Company's May 2004 8-K and incorporated by reference.

          10.2 Form of Share Subscription Agreement between the Company and JHP Resources Limited filed as Exhibit 10.6 to the Company's May 2004 8-K and incorporated herein by reference.

          10.3 Form of Deed of Put Option by the Company in favor of Grantee filed as Exhibit 10.7 to the Company's May 2004 8-K and incorporated herein by reference.

          10.4 Form of Deed of Call Option by Grantor in favor of the Company filed as Exhibit 10.7 to the Company's May 2004 8-K and incorporated herein by reference.

          10.5* Sublease dated June 15, 2004 by and between Company and Broadway
                Suites, Inc.

          10.6* Lease dated January 1, 2005 by and between P. Sun's Enterprises
                (Vancouver) Ltd. and Axiom Consulting Corp.

          10.7* Addendum to the Lease dated March 10, 2005 by and between P.
                Sun's Enterprises (Vancouver) Ltd. and Axiom Consulting Corp.

          10.8* Consulting Agreement dated May 31, 2003 by and between Company and Axiom Consulting Corp.

          10.9* Letter Agreement dated February 18, 2005 by and between Company and QGX Ltd.

          31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act

          32.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act

          99.1 Code of Ethics filed as Exhibit 99.1 to the Company's 2003 10-KSB and incorporated herein by reference.

          99.2 Audit Committee Charter filed as Exhibit 99.2 to the Company's 2003 10-KSB and incorporated herein by reference.

          99.3 Disclosure Committee Charter filed as Exhibit 99.3 to the Company's 2003 10-KSB and incorporated herein by reference.

--------------------------
*        Filed herewith.

Reports on Form 8-K

A current report on Form 8-K was filed on November 23, 2004 for an Item 8 Event.

Item 14.  Principal Accountant Fees and Services

      For the year ended December 31, 2004, Kelly & Co. audited the Company's consolidated financial statements and provided tax return and tax related services. On August 12, 2004, the Company dismissed Dale Matheson Carr-Hilton LaBonte ("DMCH") as the Company's principal accountant effective on such date. On August 12, 2004, the registrant appointed Kelly & Co. ("Kelly") as the Company's new principal accountant. For the year ended December 31, 2003, Dale Matheson Carr-Hilton LaBonte audited the Company's consolidated financial statements and provided tax return and tax related services.

      The aggregate fees billed for professional services by the accountants in 2004 and 2003 were as follows:

                                         2004             2003
                                   ----------------  ---------------

Audit Fees....................     $        20,000   $          936

Audit Related Fees (1)........     $        17,031   $        1,204

Tax Fees......................     $             0   $            0
                                   ----------------  ---------------

All Other Fees................     $             0   $            0
                                   ----------------  ---------------

Total.........................     $        31,031   $        2,140
                                   ================  ===============

------------------------

(1)   Quarterly review fees.

      It is the Board's policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent auditors as described in the above table were approved in advance by our Board.

================================================================================

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KEY GOLD CORPORATION

                                     By: /S/ JOHN ANDERSON
                                         -----------------------------
                                         John Anderson
                                         President, Secretary, and Treasurer



                                     Date: April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                                  Title                                               Date
------------------------------    -------------------------------------------------------------           --------------
       /s/ John Anderson          President, Chief Executive Officer, Secretary, Treasurer, and           April 15, 2005
------------------------------    Director (Principal Executive  and Financial Officer)
         John Anderson

================================================================================

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                              Financial Statements


                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and For the Period From March 22, 2002 (Inception) to December 31, 2004

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Index to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
================================================================================

Report of Independent Registered Public Accounting Firm.........................................................F-1

Report of Former Independent Registered Public Accounting Firm..................................................F-2

Financial Statements of Key Gold Corporation (formerly DDI International Inc.) (A Company in the Development Stage):

       Balance Sheet as of December 31, 2004....................................................................F-3

       Statements of Operations For Each of the Two Years in the Period Ended December 31,
        2004 and for the Period from March 22, 2002 (Inception) to December 31, 2004 ...........................F-4

      Statement of Shareholders' Equity for the Period From March 22, 2002 (Inception) to
        December 31, 2004 ......................................................................................F-5

       Statements of Cash Flows For Each of the Two Years in the Period Ended December 31,
        2004 and for the Period from March 22, 2002 (Inception) to December 31, 2004 ...........................F-7

Notes to the Financial Statements as of December 31, 2004 and For Each of the Two Years in the
   Period Ended December 31, 2004 and for the Period From March 22, 2002 (Inception) to
   December 31, 2004 ...........................................................................................F-9

             Report of Independent Registered Public Accounting Firm




We have audited the accompanying balance sheet of Key Gold Corporation (formerly DDI International, Inc.), a Company in the Development Stage, as of December 31, 2004 and the related statements of operations, shareholders' equity and cash flows for the year then ended and for the period from March 22, 2002 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of and for the year ended December 31, 2003 and for the period from March 22, 2002 (inception) to December 31, 2003 were audited by other auditors whose report, dated March 25, 2004, on those statements included an explanatory paragraph that described that the Company was in the initial development stage and had incurred losses since inception thereby raising substantial doubt about the Company's ability to continue as a going concern as discussed in Note 1 to those financial statements. The financial statements for the year ended December 31, 2003 and for the period from March 22, 2002 (inception) through December 31, 2003 and reflect net losses of $5,161 and $24,752, respectively. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.


In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, and for the period from March 22, 2002 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, Financial Results, Liquidity and Management's Plan, to the financial statements, the Company has incurred net losses since inception, is in the development stage, has experienced negative cash flows from operations since inception and has significantly modified and not yet implemented its current business plan. The Company must rely on the sale of its common stock and borrowing until it is able to generate sufficient revenues in the future to sustain its ongoing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kelly & Company
----------------------
Kelly & Company
Costa Mesa, California
April 13, 2005

[LETTERHEAD OF DALE MATHERSON CARR-HILTON LABONTE]

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of DDI International Inc.

We have audited the statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003 and the period from March 22, 2002 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the Company's results of operations and cash flows and changes in stockholders' equity for the year ended December 31, 2003 and the period from May 3, 2002 (inception) to December 31, 2003 in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the initial development stage and has incurred losses since inception raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             "Dale Matheson Carr-Hilton LaBonte"
                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 25, 2004

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                                  Balance Sheet

                                December 31, 2004
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
      Cash                                                                       $    631,114
      Prepaid expenses and other                                                       12,564
                                                                                 ------------
Total assets                                                                     $    643,678
                                                                                 ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Due to related party                                                             17,540
      Accrued accounting and auditing fees                                       $     21,000
                                                                                 ------------

Total current liabilities                                                              38,540
                                                                                 ============

 Commitments and contingencies


 Shareholders' equity:

      Common stock, $.001 par value, 200,000,000 shares authorized, 41,870,370
        shares issued and outstanding                                                  41,870
      Additional paid in capital                                                    1,214,130
      Deficit accumulated during the development stage                               (650,862)
                                                                                 ------------

Total shareholders' equity                                                            605,138
                                                                                 ============

Total liabilities and shareholders' equity                                       $    643,678
                                                                                 ============

    The accompanying notes are an integral part of the financial statements.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                            Statements of Operations

       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
================================================================================

                                                                                          For the
                                                                                         Period From
                                                        For the Year Ended              March 22, 2002
                                               -------------------------------------    (Inception) to
                                               December 31, 2004   December 31, 2003   December 31, 2004
                                                ----------------    ----------------    ----------------
Operating expenses:
      General and administrative                $         15,447                  --    $         16,245
      Professional fees                                  168,524    $          3,402             185,751
      Consulting fees                                     34,242                  --              34,242
      Consulting fee- related party                       67,500                  --              67,500
      Regulatory and filing fees                          22,398               1,759              28,125
      Advertising                                         40,999                  --              41,999
                                                ----------------    ----------------    ----------------

           Total operating expenses                      349,110               5,161             373,862
Interest expense                                         215,000                  --             215,000
                                                ----------------    ----------------    ----------------

Net loss                                        $       (564,110)   $         (5,161)   $       (588,862)
                                                ================    ================    ================

Net loss per common share - basic and diluted   $        (0.0095)   $        (0.0001)   $        (0.0076)
                                                ================    ================    ================

Weighted average number of shares outstanding
  - basic and diluted                                 59,112,123          88,000,000          77,583,288
                                                ================    ================    ================

    The accompanying notes are an integral part of the financial statements.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                       Statements of Shareholders' Equity


       For the Period From March 22, 2002 (Inception) to December 31, 2004
================================================================================

                                                                                      Deficit
                                                                                    Accumulated
                                                                     Additional      During the
                                         Common         Common         Paid-in      Development
                                         Shares         Stock          Capital         Stage            Total
                                      ------------   ------------   ------------    ------------    ------------
Balance, March 22, 2002 (inception)             --             --             --              --              --


       Issuance of common shares
        to an officer and director
        for the rights to acquire
        an intangible asset based
        upon the common share's
        fair value of $0.001 per
        share in March 2002              6,000,000   $      6,000             --    $     (6,000)             --

       Issuance of shares for
        cash at $0.005 per share
        in April 2002                    5,000,000          5,000   $     20,000              --    $     25,000

       Effect of a stock split on
        outstanding shares on an 8
        for 1 basis, effective May
        17, 2004                        77,000,000         77,000        (20,000)        (57,000)             --

       Net loss                                 --             --             --         (19,591)        (19,591)
                                      ------------   ------------   ------------    ------------    ------------

       Balance, December 31, 2002       88,000,000   $     88,000   $         --    $    (82,591)   $      5,409

 The accompanying notes are an integral part of the financial statements.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                       Statements of Shareholders' Equity


       For the Period From March 22, 2002 (Inception) to December 31, 2004
================================================================================


                                                                                        Deficit
                                                                                       Accumulated
                                                                        Additional     During the
                                          Common           Common        Paid-in       Development
                                          Shares           Stock         Capital         Stage            Total
                                       ------------    ------------    ------------   ------------    ------------
Balance, December 31, 2002               88,000,000    $     88,000    $         --   $    (82,591)   $      5,409

        Net loss                                 --              --              --         (5,161)         (5,161)
                                       ------------    ------------    ------------   ------------    ------------

Balance, December 31, 2003               88,000,000          88,000              --        (87,752)            248


         Redemption and retirement
          of common shares in a
          treasury stock transaction
          based on a release
          agreement price per share
          of $0.001 in May 2004         (47,000,000)        (47,000)             --          1,000         (46,000)

         Issuance of common shares
          in satisfaction of debt at
          $1.43 per share in June
          2004 based on the value of
          the stock issued                  500,000             500         714,500             --         715,000

         Issuance of equity units
          comprised of one share and
          one warrant for cash at a
          per equity unit price of
          $1.35 in August 2004              370,370             370         499,630             --         500,000
        Net loss                                 --              --              --       (564,110)       (564,110)
                                       ------------    ------------    ------------   ------------    ------------

Balance, December 31, 2004               41,870,370    $     41,870    $  1,214,130   $   (650,862)   $    605,138
                                       ============    ============    ============   ============    ============


    The accompanying notes are an integral part of the financial statements.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                            Statements of Cash Flows

       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

                                                                                             For the
                                                                                           Period From
                                                             For the Year Ended          March 22, 2002
                                                -------------------------------------     (Inception) to
                                                December 31, 2004   December 31, 2003   December 31, 2004
                                                 ----------------    ----------------    ----------------
Cash flows from operating activities:
      Net loss                                   $       (564,110)   $         (5,161)   $       (588,862)
           Adjustments to reconcile net loss
             to net cash used in operating
             activities:
                Interest expense recorded on
                  debt:equity conversion                  215,000                  --             215,000
           Changes in operating assets and
             liabilities:
                  Prepaid expenses and other              (12,564)                 --             (12,564)
                  Accounts payable and accrued
                    expenses                               35,838                (627)             38,540
                                                 ----------------    ----------------    ----------------
Net cash used in operating activities                    (325,836)             (5,788)           (347,886)
                                                 ----------------    ----------------    ----------------
Cash flows provided by financing activities:
      Proceeds from issuance of two notes                 500,000                  --             500,000
      Proceeds from a note from the then
        Chairman, Chief Executive Officer
        and majority shareholder                            3,000                  --               3,000
      Amount paid to the then Chairman, Chief
        Executive Officer and majority
        shareholder in connection with the
        Release Agreement                                 (49,000)                 --             (49,000)
      Proceeds from issuance of common stock              500,000                  --             525,000
                                                 ----------------    ----------------    ----------------
Net cash provided by financing activities                 954,000                  --             979,000
                                                 ----------------    ----------------    ----------------

    The accompanying notes are an integral part of the financial statements.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                            Statements of Cash Flows

       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

                                                                             For the
                                                                           Period From
                                          For the Year Ended              March 22, 2002
                                 ------------------------------------     (Inception) to
                                 December 31, 2004  December 31, 2003   December 31, 2004
                                  ----------------   ----------------    ----------------
Net increase (decrease) in cash   $        628,164   $         (5,788)   $        631,114
Cash - beginning of period                   2,950              8,738                  --
                                  ----------------   ----------------    ----------------
Cash - end of period              $        631,114   $          2,950    $        631,114
                                  ================   ================    ================

Supplemental Disclosure of Non-Cash Financing Activities:


During the year ended December 31, 2004, the Company converted two notes amounting to $500,000 into 500,000 shares of common stock with a fair value of $715,000.


During 2002, the Company issued 6,000,000 shares of common stock for the rights to acquire an intangible asset.

    The accompanying notes are an integral part of the financial statements.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

1.    Description of Business and Development Stage Operations


      The Company was incorporated in March 2002 in the state of Nevada. The Company's initial business plan was to develop a dental portal that was to provide assistance and information to dentists, consumers and industry providers in the dental industry.


      On May 17, 2004, DDI International, Inc. changed its name to Key Gold Corporation. In connection with the Company's name change, the Chairman, Chief Executive Officer and majority shareholder (the "former officer") resigned and a new sole director and management were put in place. At the same time as the former officer's resignation, he entered into a mutual release agreement (the "Agreement") with the Company; which among other things, provided for the redemption by the Company of all of his shares that were recorded as a treasury stock transaction (Notes 4 and 7).


      The Company adopted a new business plan to pursue funding for geological mapping of a specified region in China with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. The Company anticipates funding its operations for the next twelve months through loans and additional equity financing as required.


2.    Summary of Significant Accounting Policies


      Basis of Presentation


      These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.


      Fair Value of Financial Instruments


      In accordance with the requirements of Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

2.    Summary of Significant Accounting Policies, Continued


      Cash and Equivalents


      Cash is comprised of an amount held in the Company's outside counsel's trust fund account. The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. There are no cash equivalents as of December 31, 2004 The Company has no requirement for compensating balances. The Company did not have cash balances that exceeded the federally insured limits at December 31, 2004.


      Net Loss per Common Share


      Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company does not have any potentially dilutive securities; therefore, the accompanying presentation is only of basic loss per share.


      Stock Split

      On May 17, 2004, an eight-for-one stock split of the Company's common stock occurred. Accordingly, all capital accounts, historical share amounts, weighted average share, and loss per share amounts have been restated to reflect the forward stock split. As a result of the stock split, the restatement of the capital accounts increased the previously reported December 31, 2002 and 2003 accumulated deficit by $57,000 and decreased the previously reported additional paid-in capital by $20,000 at December 31, 2003 and 2002.


      Treasury Stock

      The Company elected to retire the treasury shares acquired in the May 2004 Arrangements and Release Agreement (the "Release Agreement") entered into with the former officer and restore them to the status of authorized and unissued shares. The Company has chosen to record the treasury share transactions using the cost method. During the year ended December 31, 2004, the Company retired 47,000,000 shares of common stock (Note 7).

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

2.    Summary of Significant Accounting Policies, Continued

      Income Taxes

      The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

      Use of Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions are employed in estimates used in the determination of the deferred income tax asset valuation allowance, accrued obligations, and estimating stock-based charges. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

      Advertising Costs

      Advertising costs are expensed as incurred. Advertising costs totaled $40,999, $0, and $41,999 for the years ended December 31, 2004 and 2003 and for the period from March 22, 2002 (inception) to December 31, 2004, respectively.

      New Accounting Pronouncements

      In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

2.    Summary of Significant Accounting Policies, Continued

      New Accounting Pronouncements, Continued

      exchange for the award. We expect to adopt the provisions of Statement No. 123 (R) when it becomes a mandatory requirement, currently expected to be sometime in 2006. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29. SFAS No. 153 eliminates certain exceptions from the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

3.    Joint Ventures

      Fencheng, China Gold Venture

      In May 2004, the Company entered an agreement to purchase over time 8,000 shares of a Canadian company with a purchase cost of $1,200,000. During the year ended December 31, 2004, the Company made a payment of $88,462 for professional fees reimbursement to the Canadian company related to the documentation costs for this investment. The professional fees paid are not part of the purchase price of the 8,000 shares of the Canadian company. These fees have been expensed and are reflected in the statement of operations for 2004.

      Upon the Company's completion of the share purchase transaction and the conversion of the purchased preferred shares into common stock, the Company will have a 64% interest in the Canadian company. The proceeds from the share purchase agreement will be used by the Canadian company to fund its joint venture (the "joint venture") with a Chinese entity for the purpose of geological mapping in China. Eventually, if successful, the joint venture will participate in the income stream from the mining of minerals extracted from the mapped area.

      In late July 2004, the Chinese joint venture partner received the Peoples Republic of China ("PRC") governmental approval and a license (the formal approvals and concessions) (the "license") that permits the geological mapping process to move forward in Liaoning (Fencheng) Province, PRC. As of April 13, 2005, the Chinese venture partner had not

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

3.    Joint Ventures, Continued

      Fencheng, China Gold Venture, Continued

      contributed the license into the joint venture. The contribution of the license triggers the funding requirement for the Company to invest the first of four $300,000 share purchase transaction in the Canadian firm. Funding the four $300,000 share purchase transactions from the Canadian company with the eventual funding of the joint venture will depend upon the Company's ability to raise the necessary funds.

      Mongolian Gold Venture - (Subsequent Event)

      In March 2005, the Company entered into an agreement with a Canadian company to acquire a 60% interest in intangible assets. These intangible assets consist of exploration licenses in Mongolia. The Company has committed to spending $1.5 million and issuing 500,000 common shares over a period of three years ending February 28, 2008 to acquire these intangible assets.

4.    Notes Payable

      Due to the Former Officer

      In March 2004, the former officer loaned $3,000 to the Company to satisfy working capital requirements. The loan was payable on demand, bore an interest at a rate of 8% per annum compounded monthly and was unsecured. In May 2004, when the former officer resigned, he entered into a mutual release agreement with the Company. The Release Agreement provided for forgiveness of the note payable (Note 7). The satisfaction of this loan was accounted for as a reduction of the amount paid in the treasury stock redemption (Note 2).

      Due to a Third Party

      In May 2004, a third party, evidenced by two promissory straight notes (the "notes"), loaned the Company a total of $500,000 at a stated annual interest rate of 1.50 percent, with all principal and interest to be due and payable in January 2006. The investor offered and the Company accepted to convert the notes into the Company's common shares at a rate of $1.00 per common share as of June 30, 2004 (Note 7). The fair value per share on the date of the conversion was $1.43. The cumulative fair value of the shares transferred to satisfy the notes and accrued interest was $715,000. The combined effective annual interest rate on the two notes was 424 percent. Accordingly, the Company recorded interest expense related to the two promissory notes of $215,000.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

5.    Deferred Income Taxes


      A significant portion of the net operating loss carry-forward may not be available to be realized for the Company because of a change in the ownership of the Company's shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carry-forward, a full valuation allowance has been provided for the deferred tax asset.


      There is no current or deferred income tax provision due to the Company's historical losses and valuation allowance.


      Significant components of the Company's deferred income tax assets and liabilities at December 31, 2004 and 2003 are as follows:

                                                       2004            2003
                                                   ------------    ------------

       Deferred income tax assets (liabilities):

           Net operating loss carryforward         $    200,229    $      8,432
           Valuation allowance                         (200,229)         (8,432)
                                                   ============    ============

       Net deferred income tax asset                         --              --
                                                   ============    ============


      The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $191,797 during the year ended December 31, 2004.


      Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                                                         For the
                                                                                        Period From
                                                 For the             For the           March 22, 2002
                                               Year Ended           Year Ended         (Inception) to
                                            December 31, 2004    December 31, 2003    December 31, 2004
                                            -----------------    -----------------    -----------------
       Tax expense at U.S. statutory rate              (34.0)%              (34.0)%              (34.0)%
       Change in valuation allowance                    34.0%                34.0%                34.0%
                                            ----------------     ----------------     ----------------
       Effective income tax rate                          --                   --                   --
                                            ================     ================     ================

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

5.    Deferred Income Taxes, Continued

      The Company also has federal net operating loss carryforwards of $588,910. The federal net operating loss carryforwards will begin to expire in the years 2023. A significant portion of the net operating loss carry-forward may not be available to be realized for the Company because of a change in the ownership of the Company's shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carry-forward, a full valuation allowance has been provided for the deferred tax asset.

6.    Commitments and Contingencies

      Financial Results, Liquidity and Management's Plan

      The Company has incurred net losses for the years ended December 31, 2004 and 2003 and for the period from March 22, 2002 (inception) to December 31, 2004 of $564,110, $5,161, and $588,862, respectively. Despite its negative cash flows from operations of $325,836 and $5,788 and $347,886 for the years ended December 31, 2004 and 2003 and for the period from March 22, 2002 (inception) to December 31, 2004, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

      No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the development and implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Facility Leases

      As of December 31, 2004, the Company was obligated under facilities sublease. Minimum lease requirements for the next year under the sublease agreement are as follows:

           Period ending December 31:
           --------------------------

           2005                            $    4,250
                                           ----------

                                           $    4,250
                                           ==========

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

6.    Commitments and Contingencies, Continued

      Facility Leases, Continued

      The facility sublease for the corporate office expires on May 31, 2005 and requires a monthly payment of $850 per month. Rent expense for the years ended December 31, 2004 and 2003 and for the period from March 22, 2002 (inception) to December 31, 2004 amounted to $6,442, $0, and $6,442, respectively.

      The Company, through an entity owned by its Chief Executive Officer, leases office space in Vancouver, British Columbia. This lease commenced on January 1, 2005, requires a monthly payment of approximately $2,509, is on a month-to-month basis, and can be terminated at any time by either party.

      Litigation

      The Company is not aware of any litigation matters pending or threatened as of December 31, 2004 that will materially affect the Company's financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

      Consulting Agreement with Related Party

      The Company has a corporate services agreement with an entity that is controlled by the Company's chairman of the board of directors and president that was entered into in April 2004. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the related entity for various corporate and administrative services and will continue through March 2006. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The minimum commitment under this agreement is $90,000 for 2005 and $22,500 for 2006. The corporate services agreement resulted in the recognition of $67,500 as a consulting fee-related party in 2004.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

7.    Equity Transactions

      Common Stock

      Common Shares Split

      In April 2004, the Company's Board of Directors approved a forward-split of its issued and outstanding shares of common stock on an 8 for 1 basis for the shareholders of record on May 15, 2004 and was effective on May 17, 2004. All capital accounts, historical share amounts weighted average share and loss per share data in this report give effect to the stock split, applied retroactively, to all periods presented.

      Redemption of Common Shares

      In May 2004, the former officer sold 47,000,000 shares of common stock back to the Company in a redemption of common shares. Pursuant to a release agreement between himself and the Company; he received a cash payment of $49,000 and caused the satisfaction of a $3,000 promissory note due from the Company (Note 4) as consideration for the shares retired. The net redemption price of $46,000 amounted to $0.001 per share of common stock. The redemption and ultimate retirement of the common shares has been accounted for as treasury stock transaction (Note 2).

      Common Shares Issued in Satisfaction of Debt

      In June 2004 the Company issued 500,000 shares of its common stock in consideration of the satisfaction of two notes with a combined face value of $500,000 (Note 4).

      Sale of Equity Units

      In August 2004, the Company sold 370,370 equity units to one party who had previously loaned the Company money (Note 4) through a private placement offering. Each equity unit was comprised of one share of the Company's common stock and one warrant to purchase a share of the Company's common stock. The per equity unit price was $1.35 for an aggregate value of $500,000. The warrant granted the holder the right to acquire the Company's stock at an exercise price of $1.50 per share, with an exercise period that expired 24 months after the unit's purchase by the investor.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

7.    Equity Transactions, Continued

      Warrant Activity

      Warrants Issued

      In August 2004 as part of its private placement offering, the Company sold equity units. Each unit consisted of one share of the Company's common stock and one warrant to acquire one share of the Company's common stock at $1.50 per share with an exercise period that expired 24 months after the unit's purchase by the investor.

      A summary of stock warrants follows:

                                                           Weighted
                                                           Average
                                                           Exercise
                                             Warrants        Price
                                          ------------   ------------

       Outstanding at December 31, 2003             --             --

           Granted                             370,370   $       1.50
           Exercised                                --             --
           Cancelled                                --             --
                                          ------------   ------------

       Outstanding at December 31, 2004        370,370   $       1.50
                                          ============   ============


      All warrants are exercisable at the time of issuance. The following table summarizes information about warrants at December 31, 2004:

                              Warrants
                           Outstanding at
         Exercise Price   December 31, 2004  Remaining Life  Exercise Price
         --------------   -----------------  --------------  --------------
         $         1.50             370,370            1.83  $         1.50


      Reservation of Common Stock


      As of December 31, 2004, the Company has reserved for future issuance common stock as follows:

           Warrants                                                 370,370

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Notes to the Financial Statements

                              December 31, 2004 and
       For Each of the Two Years in the Period Ended December 31, 2004 and
       For the Period From March 22, 2002 (Inception) to December 31, 2004
--------------------------------------------------------------------------------

8.    Loss Per Share


      Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the periods.


      The computations of basic and diluted loss per common share are as follows:

                                                                                               For the
                                                                                             Period From
                                                            For the Year Ended              March 22, 2002
                                                  -------------------------------------     (Inception) to
                                                  December 31, 2004   December 31, 2003   December 31, 2004
                                                   ----------------    ----------------    ----------------
       Loss per common share, basic and diluted:

            Numerator:
              Net loss available to common
                shareholders                       $       (564,110)   $         (5,161)   $       (588,862)
            Denominator:
              Weighted average shares - basic
                and diluted                              59,112,123          88,000,000          77,583,288
                                                   ----------------    ----------------    ----------------
       Loss per common share, basic and diluted    $        (0.0095)   $        (0.0001)   $        (0.0076)
                                                   ================    ================    ================

      The effect of the potentially dilutive securities was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.