Form 10QSB
period 2005-03-31
KEY GOLD CORP
filed 2005-05-20
CIK 1174259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  For the quarterly period Ended: March 31, 2005

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            For the transition period from _________ to ________

                                                Commission file number 000-50660

                              KEY GOLD CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                 98-0372619
      ------------------                        ------------------
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

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There are 41,870,000 shares of common stock issued and outstanding as of May 20, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                              Financial Statements
                                   (Unaudited)

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
        For the Period From March 22, 2002 (Inception) to March 31, 2005

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)

                        Index to the Financial Statements
                                   (Unaudited)

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
        For the Period From March 22, 2002 (Inception) to March 31, 2005
--------------------------------------------------------------------------------

Financial Statements  of Key Gold Corporation (formerly DDI International Inc.) (A Company in the Development Stage):

   Balance Sheet as of March 31, 2005 (Unaudited)...........................................................1

   Statements of Operations For Each of the Three-Month Periods Ended March
    31, 2005 and 2004 and for the Period from March 22, 2002
    (Inception) to March 31, 2005 (Unaudited)...............................................................2

   Statements of Cash Flows For Each of the Nine-Month Periods Ended March
    31, 2005 and 2004 and for the Period From March 22, 2002 (Inception) to
    March 31, 2005 (Unaudited)..............................................................................3

Notes to the  Financial Statements as of March 31, 2005 and For Each of the Three-Month
   Periods Ended March 31, 2005 and 2004 and for the Period From March 22, 2002
   (Inception) to March 31, 2005  (Unaudited)...............................................................5

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                                  Balance Sheet
                                 March 31, 2005
-------------------------------------------------------------------------------

                                     ASSETS

 Current assets:
      Cash                                                            $    525,219
      Prepaid expenses and other                                            10,213
                                                                      ------------

Total assets                                                          $    535,432
                                                                      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Accounts payable and accrued expenses                           $     21,000
                                                                      ------------

Total current liabilities                                                   21,000
                                                                      ============

 Commitments and contingencies

  Shareholders' equity:

      Common stock, $.001 par value, 200,000,000 shares authorized,
        41,870,000 shares issued and outstanding                            41,870
      Additional paid in capital                                         1,214,130
      Deficit accumulated during the development stage                    (650,862)
                                                                      ------------

Total shareholders' equity                                                 605,138
                                                                      ============

Total liabilities and shareholders' equity                            $    626,138
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

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                            Statements of Operations
                                   (Unaudited)

      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
        For the Period From March 22, 2002 (Inception) to March 31, 2005
--------------------------------------------------------------------------------

                                                                                     For the
                                                                                    Period From
                                                For the Three-Month Period Ended  March 22, 2002
                                                -------------------------------   (Inception) to
                                                March 31, 2005   March 31, 2004   March 31, 2005
                                                --------------   --------------   --------------
Operating expenses:
      General and administrative                $        9,452               --   $       25,697
      Professional fees                                 28,764   $        1,036          214,515
      Consulting fees                                   33,879               --          135,621
      Regulatory and filing fees                           796            1,872           28,921
      Advertising                                       17,815               --           59,814
                                                --------------   --------------   --------------

           Total operating expenses                     90,706            2,908          464,568

Interest expense                                            --               --         (215,000)
                                                --------------   --------------   --------------

Net loss                                        $       90,706   $        2,908   $      679,568
                                                ==============   ==============   ==============

Net loss per common share                       $        0.002   $        0.000   $        0.008
                                                ==============   ==============   ==============


Weighted average number of shares outstanding       41,870,000       41,640,902       81,142,972
                                                ==============   ==============   ==============

The accompanying notes are an integral part of the financial statements.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                            Statements of Operations
                                   (Unaudited)

      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
        For the Period From March 22, 2002 (Inception) to March 31, 2005
--------------------------------------------------------------------------------

                                                                                            For the
                                                                                          Period From
                                                     For the Three-Month Period Ended    March 22, 2002
                                                     --------------------------------    (Inception) to
                                                     March 31, 2005    March 31, 2004    March 31, 2005
                                                     --------------    --------------    --------------
Cash flows from operating activities:
      Net loss                                       $      (90,706)   $       (2,908)   $     (679,568)
      Adjustments to reconcile net
        loss to net cash provided by
        (used in) operating activities:
           Interest expense recorded on debt to
             equity conversion                                   --                --           215,000
           Changes in operating assets and
             liabilities:
                  Prepaid expenses and other                  2,351              (100)          (10,213)
                  Accounts payable and accrued
                    expenses                                (17,540)             (519)           21,000
                                                     --------------    --------------    --------------
Net cash used in operating activities                      (105,895)           (3,527)         (453,781)
                                                     --------------    --------------    --------------
Cash flows provided by financing activities:
      Proceeds from issuance of notes                            --                --           500,000
      Proceeds from a note from the then Chairman,
        Chief Executive Officer and majority
        shareholder                                              --                --             3,000
      Amount paid to the then Chairman, Chief
        Executive Officer and majority shareholder
        in connection with the Release Agreement                 --                --           (49,000)
      Proceeds from issuance of common stock and
        warrants, net of related offering costs
        and expenses                                             --                --           525,000
                                                     --------------    --------------    --------------

Net cash provided by financing activities                        --                --    $      979,000
                                                     --------------    --------------    --------------
Net increase (decrease) in cash                      $     (105,895)   $       (3,527)          525,219
Cash - beginning of period                                  631,114             8,738                --
                                                     --------------    --------------    --------------
Cash - end of period                                 $      525,219    $        5,211    $      525,219
                                                     ==============    ==============    ==============


The accompanying notes are an integral part of the financial statements.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                        Notes to the Financial Statements

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
      For the Period From March 22, 2002 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

1.    Interim Presentation

      The accompanying condensed interim financial statements as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 and for the period from March 22, 2002 (inception) to March 31, 2005 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month periods ended March 31, 2005 and 2003 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2004.

2.    Description of Business and Development Stage Operations

      The Company was incorporated in March 2002 in the state of Nevada. The Company's initial business plan was to develop a dental portal that was to provide assistance and information to dentists, consumers and industry providers in the dental industry.

      On May 17, 2004, DDI International, Inc. changed its name to Key Gold Corporation. In connection with the name change, Chairman, Chief Executive Officer and majority shareholder (the "former officer") resigned and a new sole director and management were put in place. At the same time as the former officer's resignation, he entered into a mutual release agreement (the "Agreement") with the Company; which among other things, provided for the redemption by the Company of all of his shares that were recorded as a treasury stock transaction (Notes 4 and 7).

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

      Since inception, the Company has been in the development stage and has incurred losses totaling $650,862. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                        Notes to the Financial Statements

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
      For the Period From March 22, 2002 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

3.    Summary of Significant Accounting Policies

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

      Cash and Equivalents

      Cash is comprised of an amount held in the Company's outside counsel's trust fund account and two business checking accounts. The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. There are no cash equivalents as of March 31, 2005 The Company has no requirement for compensating balances. The Company had cash balances that exceeded the federally insured limits by $425,219 at March 31, 2005.

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

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                        Notes to the Financial Statements

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
      For the Period From March 22, 2002 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

3.    Summary of Significant Accounting Policies, Continued

      Treasury Stock

      The Company elected to retire the treasury shares acquired in the May 2004 Arrangements and Release Agreement (the "Release Agreement") entered into with the former officer and restore them to the status of authorized and unissued shares. The Company has chosen to record the treasury share transactions using the cost method. During the year ended December 31, 2004, the Company retired 47,000,000 shares of common stock (Note 8).

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

      Advertising Costs

      Advertising costs are expensed as incurred. Advertising costs totaled $17,815 for the three-month period ended March 31, 2005.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                        Notes to the Financial Statements

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
      For the Period From March 22, 2002 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

3.    Summary of Significant Accounting Policies, Continued

      New Accounting Pronouncements

      In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We expect to adopt the provisions of Statement No. 123 (R) when it becomes a mandatory requirement, currently expected to be sometime in 2006. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

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

4.    Joint Ventures

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

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                        Notes to the Financial Statements

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
      For the Period From March 22, 2002 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

4.    Joint Ventures, Continued

      Fencheng, China Gold Venture, Continued

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

5.    Notes Payable

      Due to the Former Officer

      In March 2004, the former officer loaned $3,000 to the Company to satisfy working capital requirements. The loan was payable on demand, bore an interest at a rate of 8% per annum compounded monthly and was unsecured. In May 2004, when the former officer resigned, he entered into a mutual release agreement with the Company. The Release Agreement provided for forgiveness of the note payable (Note 8). The satisfaction of this loan was accounted for as a reduction of the amount paid in the treasury stock redemption. (Note 3).

      Due to a Third Party

      In May 2004, a third party, evidenced by two promissory straight notes (the "notes"), loaned the Company a total of $500,000 at a stated annual interest rate of 1.50 percent, with all principal and interest to be due and payable in January 2006. The investor offered and the Company accepted to convert the notes into the Company's common shares at a rate of $1.00 per common share as of June 30, 2004 (Note 8). The fair value per share on the date of the conversion was $1.43. The cumulative fair value of the shares transferred to satisfy the notes and accrued interest was $715,000. The combined effective annual interest rate on

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                        Notes to the Financial Statements

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
      For the Period From March 22, 2002 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

5.    Notes Payable, Continued
      Due to a Third Party, Continued

      the two notes was 424 percent. Accordingly, the Company recorded interest expense related to the two promissory notes of $215,000.

6.    Commitments and Contingencies

      Financial Results, Liquidity and Management's Plan

      The Company has incurred net losses for the quarters ended March 31, 2005 and 2004 and for the period from March 22, 2002 (inception) to March 31, 2005 of $90,706, $2,908, and $679,568, respectively. Despite its negative cash flows from operations of $325,826 and $5,788 and $453,781 for the years ended December 31, 2004 and 2003 and for the period from March 22, 2002 (inception) to December 31, 2004, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

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

      Facility Leases

      As of March 31, 2005, the Company was obligated under facilities sublease. Minimum lease requirements for the remainder of the lease under the sublease agreement are as follows:

           Period ending December 31:
           --------------------------

           2005                                 $            1,700
                                                ------------------

                                                $            1,700
                                                ==================

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                        Notes to the Financial Statements

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
      For the Period From March 22, 2002 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

6.    Commitments and Contingencies, Continued

      Facility Leases, Continued

      The facility sublease for the corporate office expires on May 31, 2005 and requires a monthly payment of $850 per month. Rent expense for the period ended March 31, 2005 amounted to $2,550.

      The Company, through an entity owned by its Chief Executive Officer, leases office space in Vancouver, British Columbia. This lease commenced on January 1, 2005, requires a monthly payment of approximately $2,509, is on a month-to-month basis, and can be terminated at any time by either party.

      Litigation

      The Company is not aware of any litigation matters pending or threatened as of March 31, 2005 that will materially affect the Company's financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

      Consulting Agreement with Related Party

      The Company has a corporate services agreement with an entity that is controlled by the Company's chairman of the board of directors and president that was entered into in April 2004. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the related entity for various corporate and administrative services and will continue through March 2006. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The minimum commitment under this agreement is $90,000 for 2005 and $22,500 for 2006. The corporate services agreement resulted in the recognition of $25,000 as a consulting fee-related party in the three-month period ended March 31, 2005.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                        Notes to the Financial Statements

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
      For the Period From March 22, 2002 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

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

      Redemption of Common Shares

      In May 2004, the former officer sold 47,000,000 shares of common stock back to the Company in a redemption of common shares. Pursuant to a release agreement between himself and the Company; he received a cash payment of $49,000 and caused the satisfaction of a $3,000 promissory note due from the Company (Note 5) as consideration for the shares retired. The net redemption price of $46,000 amounted to $0.001 per share of common stock. The redemption and ultimate retirement of the common shares has been accounted for as treasury stock transaction (Note 3).

      Common Shares Issued in Satisfaction of Debt

      In June 2004 the Company issued 500,000 shares of its common stock in consideration of the satisfaction of two notes with a combined face value of $500,000 (Note 5).

      Sale of Equity Units

      In August 2004, the Company sold 370,370 equity units to one party who had previously loaned the Company money (Note 5) through a private placement offering. Each equity unit was comprised of one share of the Company's common stock and one warrant to purchase a share of the Company's common stock. The per equity unit price was $1.35 for an aggregate value of $500,000. The warrant granted the holder the right to acquire the Company's stock at an exercise price of $1.50 per share, with an exercise period that expired 24 months after the unit's purchase by the investor.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                        Notes to the Financial Statements

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
      For the Period From March 22, 2002 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

8.    Equity Transactions, Continued

      Warrant Activity

      Warrants Issued

      In August 2004 as part of its private placement offering, the Company sold equity units. Each unit consisted of one share of the Company's common stock and one warrant to acquire one share of the Company's common stock at $1.50 per share with an exercise period that expired 24 months after the unit's purchase by the investor.

      A summary of stock warrants follows:

                                                         Weighted
                                                          Average
                                                         Exercise
                                           Warrants        Price
                                         ------------   ------------

      Outstanding at December 31, 2004        370,370           1.50

          Granted                                  --   $         --
          Exercised                                --             --
          Cancelled                                --             --
                                         ------------   ------------

      Outstanding at March 31, 2005           370,370   $       1.50
                                         ============   ============

      All warrants are exercisable at the time of issuance. The following table summarizes information about warrants at March 31, 2005:

                                                        Warrants
                                                     Outstanding at
                              Exercise Price         March 31, 2005         Remaining Life       Exercise Price
                           --------------------    -------------------    ------------------   ------------------
                             $             1.50               370,370                  1.41    $             1.50


      Reservation of Common Stock

      As of March 31, 2005, the Company has reserved for future issuance common stock as follows:

           Warrants                                                     370,370

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                        Notes to the Financial Statements

                            As of March 31, 2005 and
      For Each of the Three-Month Periods Ended March 31, 2005 and 2004 and
      For the Period From March 22, 2002 (Inception) to September 30, 2005
--------------------------------------------------------------------------------

8.    Loss Per Share

      Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the periods.

      The computations of basic and diluted loss per common share are as follows:

                                                                For the Three-Month Period Ended
                                                                         March 31, 2005
           Loss per common share, basic and diluted:

                Numerator:
                  Net loss available to common
                    shareholders                                        $           90,706
                Denominator:
                  Weighted average shares - basic
                    and diluted                                                 41,870,000
                                                                        ------------------
           Loss per common share, basic and diluted
                                                                        $             0.02
                                                                        ==================

      The effect of the potentially dilutive securities was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

Item 2. Management's Discussion And Analysis or Plan of Operation

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT'S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

      This Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

      Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, mining and exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors both with respect to us and with respect to JHP (as defined below) and LTI (as defined below). As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Results of Operations for the Three Month Periods Ended March 31, 2005 and 2004

      From inception to March 31, 2005, we had a loss of $679,568. Substantially all of such amount was generated in the 2004 fiscal year. Operating expenses increased from $2,900 for the three month period in 2004 to $90,706 for the three month period in 2005. An analysis of the increases in the operating expenses and the relevant components is set forth below.

      During the three month period in 2005, we expended $28,764 for professional fees, $796 for regulatory and filing fees, and $33,879 in consulting fees in comparison with $1,036 for professional fees and $1,872 for regulatory and filing fees in the same period in prior year. The increases in combined expenses relating to professional fees, consulting fees and regulatory and filing fees reflects the various professional expenses related to the start-up of our current operations. In addition, during the three month period in 2005, we incurred $17,815 in advertising costs, with no corresponding amount in the comparable period of the prior year. Advertising costs relate to our new business activities. Our per-share net loss, based on the weighted average number of outstanding shares of common stock, was less than one cent for the three month periods in both 2005 and 2004.

      Our general and administrative expenses increased from nil during the three month period in 2004 to $9,452 for the same period in 2005. These increases were attributable to the change in our core business in May 2004.

Liquidity and Capital Resources

      As of December 31, 2004 our total assets were $644,000 (all of which were current) and our total liabilities were $38,600 (all of which were current), resulting in working capital of $605,000. As of March 31, 2005, our total assets were $535,432 (all of which were current) and our total liabilities were approximately $21,000 (all of which were current), resulting in working capital of $534,432. The decrease in total assets is a result of an increase in cash used in operations during the three month period ended March 321, 2005.

      Despite its negative cash flows from operation of $105,895 and $3,527 for the three month periods ended March 31, 2005 and 2004, respectively, we have been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and eventual implementation of its business plan. We have relied upon equity funding and loans from stockholders since inception.

      No assurances can be given that we can obtain sufficient working capital through the sale of our common stock and borrowing or that the development and implementation of our business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raised substantial doubt with our auditor about our ability to continue as a going concern.

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

      On July 28, 2004, we received confirmation from JHP that Liaoning Taixing International Gold Mining Company Ltd. ("LTI"), a joint-venture entity established in the PRC, between JHP and Fengcheng Gold Corporation, Liaoning, a PRC-domiciled enterprise, acquired the appropriate government approvals for exploration and drilling on its gold property in Fengcheng, PRC, and that LTI has received its official business license as a joint co-operative company in the PRC. LTI and JHP have also been performing preliminary assessment work, including mapping and sampling on the joint venture's initial 106 square kilometer properties in Fengcheng City. Further, JHP is continuing its identification of gold occurrences along the northeasterly trending property area.

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

                                     PART II
                                OTHER INFORMATION

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

Item 6. Exhibits

Exhibit                              Description
-------       -----------------------------------------------------------------

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

----------------

*     Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. KEY GOLD CORPORATION

May 20, 2005                                By: /S/ JOHN ANDERSON
                                                -------------------------------
                                                    John Anderson
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                        Description
-------       -----------------------------------------------------------------

31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.