Form 10QSB/A
period 2005-03-31
KEY GOLD CORP
filed 2005-05-23
CIK 1174259

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
                                                                      ============

 Commitments and contingencies

  Shareholders' equity:

      Common stock, $.001 par value, 200,000,000 shares authorized,
        41,870,000 shares issued and outstanding                            41,870
      Additional paid in capital                                         1,214,130
      Deficit accumulated during the development stage                    (741,568)
                                                                      ------------

Total shareholders' equity                                                 514,432
                                                                      ============

Total liabilities and shareholders' equity                            $    535,432
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