Form 10QSB
period 2005-06-30
KEY GOLD CORP
filed 2005-08-19
CIK 1174259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                   For the quarterly period Ended: June 30, 2005

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                            For the transition period from _________ to ________

                                                Commission file number 000-50660
                                                                       ---------

                              KEY GOLD CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                        98-0372619
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                         Identification No.)

                1942 Broadway, Suite 215, Boulder, Colorado 80302
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There are 41,870,370 shares of common stock issued and outstanding as of August 18, 2005.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                       Key Gold Corporation and Subsidiary
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                                  (Unaudited)

                 Index to the Consolidated Financial Statements
                            As of June 30, 2005 and
 For Each of the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004
      and For the Period From March 22, 2002 (Inception) to June 30, 2005
--------------------------------------------------------------------------------

Consolidated Financial Statements of Key Gold Corporation
   (formerly DDI International Inc.) (A Company in the Development
   Stage):

      Consolidated Balance Sheet as of June 30, 2005...........................4

      Consolidated Statements of Operations For Each of the
        Three-Month and Six-Month Periods Ended June 30,
        2005 and 2004 and for the Period from March 22,
        2002 (Inception) to June 30, 2005......................................5

      Consolidated Statements of Cash Flows For Each of
        the Six-Month Periods Ended June 30, 2005 and
        2004 and for the Period From March 22, 2002
        (Inception) to June 30, 2005...........................................6

Notes to the Consolidated Financial Statements as of June 30, 2005
   and For Each of the Three-Month and Six-Month Periods Ended
   June 30, 2005 and 2004 and for the Period From March 22, 2002
   (Inception) to June 30, 2005................................................7

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                                  Balance Sheet
                                   (Unaudited)

                                  June 30, 2005
--------------------------------------------------------------------------------

                                     ASSETS
Current assets:
      Cash                                                                $   294,954
      Prepaid expenses and other                                                5,851
                                                                          -----------

           Total current assets                                               300,805

Office equipment                                                                1,579
                                                                          -----------

Total assets                                                              $   302,384
                                                                          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Accrued expenses                                                    $    30,000
                                                                          -----------

Total current liabilities                                                      30,000
                                                                          -----------

Commitments and contingencies

Shareholders' equity:

      Common stock, $.0001 par value, 200,000,000 shares authorized,
        41,871,370 shares issued and outstanding                               41,870
      Additional paid in capital                                            1,214,130
      Deficit accumulated during the development stage                       (983,616)
                                                                          -----------

Total shareholders' equity                                                    272,384
                                                                          -----------

Total liabilities and shareholders' equity                                $   302,384
                                                                          ===========

    The accompanying notes are an integral part of the financial statements.

                              Key Gold Corporation
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                            Statements of Operations
                                   (Unaudited)

 For Each of the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004
      and For the Period From March 22, 2002 (Inception) to March 31, 2005
--------------------------------------------------------------------------------

                                                                                                                  For the
                                                                                                                Period From
                                       For the Three-Month Period Ended     For the Six-Month Period Ended     March 22, 2002
                                       --------------------------------     -------------------------------    (Inception) to
                                        June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004     June 30, 2005
                                        -------------     -------------     -------------     -------------     -------------
Operating expenses:
      General and administrative         $     29,522      $      2,788      $     38,974      $      2,788      $     55,219
      Professional fees                        41,936            30,427            48,200            31,463           145,489
      Consulting fees                          46,832                --            71,028                --           172,770
      Exploration fees                        107,218                --           139,401                --           227,863
      Employee salaries                        12,000                --            12,000                --            12,000
      Regulatory and filing fees                3,319             9,457             4,115            11,329            32,240
      Advertising                                  --            25,180            17,815            25,180            59,814
      Foreign currency translation              1,232                --             1,232                --             1,232
                                         ------------      ------------      ------------      ------------      ------------

           Total operating expenses           242,059            67,852           332,765            70,760           706,627

Interest income (expense)                          10                --                10                --          (214,990)
                                         ------------      ------------      ------------      ------------      ------------

Net loss                                 $    242,049      $     67,852      $    332,755      $     70,760      $    921,617
                                         ============      ============      ============      ============      ============

Net loss per common share                $      0.006      $      0.001      $      0.008      $      0.001      $      0.013
                                         ============      ============      ============      ============      ============

Weighted average number of
  shares outstanding                       41,870,370        47,873,016        41,870,370        76,659,341        72,178,574
                                         ============      ============      ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

                       Key Gold Corporation and Subsidiary
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

 For Each of the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004
      and For the Period From March 22, 2002 (Inception) to June 30, 2005
--------------------------------------------------------------------------------

                                                                                                            For the
                                                                                                          Period From
                                                                  For the Six-Month Period Ended        March 22, 2002
                                                                ----------------------------------      (Inception) to
                                                                June 30, 2005       June 30, 2004       June 30, 2004
                                                                --------------      --------------      --------------
Cash flows from operating activities:
      Net loss                                                  $     (332,755)     $      (70,760)     $     (921,617)
           Adjustments to reconcile net loss
             to net cash provided by (used
             in) operating activities:
             Interest expense recorded on debt
               to equity conversion                                         --                  --             215,000
             Changes in operating assets and
               liabilities:
             Prepaid expenses and other                                  6,714              (3,500)             (5,850)
             Accounts payable and accrued
               expenses                                                 (8,540)              2,516              30,000
                                                                --------------      --------------      --------------
Net cash used in operating activities                                 (334,581)            (71,744)           (682,467)
                                                                --------------      --------------      --------------
Cash flows provided by (used in) financing activities:
      Proceeds from issuance of notes                                       --             500,000             500,000
      Proceeds from a note from the then
        Chairman, Chief Executive Officer
        and majority shareholder                                            --               3,000               3,000
      Amount paid to the then Chairman,
        Chief Executive Officer and
        majority shareholder in connection
        with the Release Agreement                                          --             (49,000)            (49,000)
      Proceeds from the issuance of
        common stock and warrants, net of
        related offering costs and expenses                                 --                  --             525,000
                                                                --------------      --------------      --------------
Net cash provided by financing activities                                   --             454,000             979,000
                                                                --------------      --------------      --------------

Cash flows used in investing activities:

      Purchase of office equipment                                      (1,579)                 --              (1,579)
                                                                --------------      --------------      --------------
Net cash flows used in investing activities                             (1,579)                 --              (1,579)
                                                                --------------      --------------      --------------
Net increase (decrease) in cash                                       (336,160)            382,256             294,954
Cash - beginning of period                                             631,114               2,950                  --
                                                                --------------      --------------      --------------
Cash - end of period                                            $      294,954      $      385,206      $      294,954
                                                                ==============      ==============      ==============

Supplemental Disclosure of Non-Cash Financing Activities:

During the quarter ended June 30, 2004 the Company converted two notes amounting to $500,000 into 500,000 shares of common stock.

    The accompanying notes are an integral part of the financial statements.

                       Key Gold Corporation and Subsidiary
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                             As of June 30, 2004 and
 For Each of the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004
      and For the Period From March 22, 2002 (Inception) to June 30, 2005
--------------------------------------------------------------------------------

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 and for the period from March 22, 2002 (inception) to June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

      Certain quarterly, year-to-date and inception-to-date amounts have been reclassified to conform to the current period presentation.

2.    Description of Business and Development Stage Operations

      The Company was incorporated in March 2002 in the state of Nevada. The Company's initial business plan was to develop a dental portal that was to provide assistance and information to dentists, consumers and industry providers in the dental industry.

      On May 17, 2004, DDI International, Inc. changed its name to Key Gold Corporation. In connection with the name change, Chairman, Chief Executive Officer and majority shareholder (the "former officer") resigned and a new sole director and management were put in place. At the same time as the former officer's resignation, he entered into a mutual release agreement (the "Agreement") with the Company; which among other things, provided for the redemption by the Company of all of his shares that were recorded as a treasury stock transaction (Notes 4 and 6).

      The Company adopted a new business plan to pursue funding for geological mapping of a specified region in China with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. In addition, the Company formed a subsidiary in April 2005 to engage in deepwater research, exploration, survey, and recovery operations of shipwrecks worldwide. The Company anticipates funding its operations for the next twelve months through loans and additional equity financing as required.

                       Key Gold Corporation and Subsidiary
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                             As of June 30, 2004 and
 For Each of the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004
      and For the Period From March 22, 2002 (Inception) to June 30, 2005
--------------------------------------------------------------------------------

2.    Description of Business and Development Stage Operations, Continued

      Since inception, the Company has been in the development stage and has incurred losses totaling $921,617. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

3.    Summary of Significant Accounting Policies

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

      Cash and Cash Equivalents

      Cash is comprised of an amount held in the Company's outside counsel's trust fund account and two business checking accounts. The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. There are no cash equivalents as of June 30, 2005. The Company has no requirement for compensating balances. The Company had cash balances that exceeded the federally insured limits by $166,819 at June 30, 2005.

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

                       Key Gold Corporation and Subsidiary
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                             As of June 30, 2004 and
 For Each of the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004
      and For the Period From March 22, 2002 (Inception) to June 30, 2005
--------------------------------------------------------------------------------

3.    Summary of Significant Accounting Policies, Continued

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

4.    Exploration

      Fencheng, China

      In May 2004, the Company entered an agreement to purchase over time 8,000 preferred shares of a Canadian company with a purchase cost of $1,200,000. During the year ended December 31, 2004, the Company made a payment of $88,462 for professional fees reimbursement to the Canadian company related to the documentation costs for this investment. The professional fees paid are not part of the purchase price of the 8,000 shares of the Canadian company. These fees have been expensed.

                       Key Gold Corporation and Subsidiary
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                             As of June 30, 2004 and
 For Each of the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004
      and For the Period From March 22, 2002 (Inception) to June 30, 2005
--------------------------------------------------------------------------------

4.    Exploration, Continued

      Fencheng, China, Continued

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

      In late July 2004, the Chinese joint venture partner received the Peoples Republic of China ("PRC") governmental approval and a license (the "formal approvals and concessions") (the "license") that permits the geological mapping process to move forward in Liaoning (Fencheng) Province, PRC. As of April 13, 2005, the Chinese venture partner had not contributed the license into the joint venture. The contribution of the license triggers the funding requirement for the Company to invest the first of four $300,000 share purchase transaction in the Canadian firm. Funding the four $300,000 share purchase transactions from the Canadian company with the eventual funding of the joint venture will depend upon the Company's ability to raise the necessary funds.

      Mongolian Gold Venture

      In March 2005, the Company entered into an agreement with a Canadian company to acquire a 60% interest in exploration licenses in Mongolia. The agreement requires the Company to spend $1.5 million for exploration and issue 500,000 common shares over a period of three years ending February 28, 2008.

      Undersea Recovery Activities

      The Company, through its subsidiary, Argosea Resources, Inc., intends to engage in deep water research, survey, exploration and recovery operations of valuable shipwrecks worldwide.

5.    Commitments and Contingencies

      Financial Results, Liquidity and Management's Plan

      The Company has incurred net losses for the quarters ended June 30, 2005 and 2004 and for the period from March 22, 2002 (inception) to June 30, 2005 of $332,755, $70,760, and $921,617, respectively. Despite its negative cash flows from operations of $334,581, $71,744 and $682,467 for the years ended December 31, 2004 and 2003 and for the period from March 22, 2002 (inception) to June 30, 2005, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

                       Key Gold Corporation and Subsidiary
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                             As of June 30, 2004 and
 For Each of the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004
      and For the Period From March 22, 2002 (Inception) to June 30, 2005
--------------------------------------------------------------------------------

5.    Commitments and Contingencies, Continued

      Financial Results, Liquidity and Management's Plan, Continued

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

      Facility Leases

      As of June 30, 2005, the Company was obligated under facilities sublease. Minimum lease requirements for the remainder of the lease under the sublease agreement are as follows:

            Period ending December 31:
            --------------------------

            2005                                              $1,700
                                                              ------

                                                              $1,700
                                                              ======

      The facility sublease for the corporate office expired on May 31, 2005 and requires a monthly payment of $850 per month. Rent expense for the six-month period ended June 30, 2005 amounted to $5,100.

      The Company, through an entity owned by its Chief Executive Officer, leases office space in Vancouver, British Columbia. This lease commenced on January 1, 2005, requires a monthly payment of approximately $2,509, is on a month-to-month basis, and can be terminated at any time by either party.

      Litigation

      The Company is not aware of any litigation matters pending or threatened as of June 30, 2005 that will materially affect the Company's financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

      Consulting Agreement with Related Party

      The Company has a corporate services agreement with an entity that is controlled by the Company's chair of the board of directors and president that was entered into in April 2004. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the related entity for various corporate and administrative services and will continue through March 2006. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The minimum commitment under this agreement is $90,000 for 2005 and $22,500 for 2006. The corporate services agreement resulted in the recognition of $22,500

                       Key Gold Corporation and Subsidiary
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                             As of June 30, 2004 and
 For Each of the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004
      and For the Period From March 22, 2002 (Inception) to June 30, 2005
--------------------------------------------------------------------------------

5.    Commitments and Contingencies, Continued

      Consulting Agreement with Related Party, Continued

      and $45,000 as a consulting fee-related party in the three-month and six-month periods ended June 30, 2005, respectively.

6.    Equity Transactions

      Warrants Issued

      In August 2004 as part of its private placement offering, the Company sold equity units. Each unit consisted of one share of the Company's common stock and one warrant to acquire one share of the Company's common stock at $1.50 per share with an exercise period that expired 24 months after the unit's purchase by the investor.

      A summary of stock warrants follows:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                     Warrants         Price
                                                    ----------     ----------
            Outstanding at December 31, 2004           370,370     $     1.50

                Granted                                     --             --
                Exercised                                   --             --
                Cancelled                                   --             --
                                                    ----------     ----------

            Outstanding at June 30, 2005               370,370     $     1.50
                                                    ==========     ==========

      All warrants are exercisable at the time of issuance. The following table summarizes information about warrants at June 30, 2005:

                                          Warrants
                                       Outstanding at
                    Exercise Price      June 30, 2005     Remaining Life     Exercise Price
                    --------------      -------------     --------------     --------------
                      $      1.50            370,370               1.41       $      1.50
                      -----------        -----------        -----------       -----------

      Reservation of Common Stock

      As of June 30, 2005, the Company has reserved for future issuance common stock as follows:

            Warrants                                    370,370

                       Key Gold Corporation and Subsidiary
                        (formerly DDI International Inc.)
                      (A Company in the Development Stage)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                             As of June 30, 2004 and
 For Each of the Three-Month and Six-Month Periods Ended June 30, 2005 and 2004
      and For the Period From March 22, 2002 (Inception) to June 30, 2005
--------------------------------------------------------------------------------

7.    Segment Information

      The Company currently has two segments of its operations: mineral exploration in Asia and undersea mineral recovery. Both of these business segments commenced during the six-month period ended June 30, 2005. Neither of these segments has yet to realize any revenues and is considered to be in the development stage. Costs incurred in these two segments follow.

                                     Asian Mineral   Undersea      Corporate
                                      Exploration   Exploration     Expenses       Total
                                     -------------  -----------    ----------    ----------
Net loss:
      For the three-month  period
        ended June 30, 2005            $   84,718    $   22,500    $  127,039    $  234,257
      For the six-month period
        ended June 30, 2004            $  116,901    $   22,500    $  185,572    $  324,973
      For the period from March
        22, 2002 (inception) to
        June 30, 2005                  $  205,363    $   22,500    $  470,972    $  698,835

      The Company had no assets in either of its segments.

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

      Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, mining and exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors both with respect to us and with respect to JHP (as defined below) and LTI (as defined below). As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Report or to reflect the occurrence of unanticipated events.

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

      In April 2005, we formed a subsidiary, Argosea Resources, Inc. that is expected to engage in deep water research, exploration, survey, and recovery of shipwrecks worldwide. Argosea has not commenced any of its planned operations.

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

Results of Operations for the Three- and Six-Month Periods Ended June 30, 2005 and 2004

      From inception to June 30, 2005, we had a loss of $921,617. About one-third of this amount was generated in 2005,with the balance generated in the 2004 fiscal year.

      Operating expenses increased from $67,852 and $70,760 for the three- and six-month periods in 2004 to $242,059 and $332,765 for the three- and six-month periods in 2005. An analysis of the increases in the operating expenses and the relevant components is set forth below.

      We began our initial Asian exploration activities in China during the second half of 2004, and expanded these activities from China to Mongolia in the first six months of 2005. In addition, we incurred our first expenses in our undersea business in the second quarter of 2005. During the three- and six-month periods in 2005, we incurred exploration expenses $84,718 and $116,901 in Asia and $22,500 in undersea expenses. There were no comparable amounts in either period in 2004.

      During the three- and six-month periods in 2005, we expended $41,936 and $48,200 for professional fees, compared to $30,427 and $31,463 in the same periods of 2004. The increase in the three- and six-month periods in 2005 relates to legal and accounting charges associated with our change in control and financing activities in 2004 that did not recur in 2005. Professional fees in 2005 relate to the implementation of our new business strategy adopted in May 2004.

      Consulting fees in the three- and six-month periods in 2005 of $46,832 and $71,028 relate to the implementation of our mineral exploration and undersea recovery activities. Both of these activities commenced subsequent to the second quarter of 2004.

      We hired our first employee in the second quarter of 2005 and do not expect to hire any additional employees until the fourth quarter of 2005.

      The advertising campaign we undertook in 2004 was completed in the first quarter of 2005. We do not expect to resume advertising activities during the balance of 2005.

      Our per-share net loss, based on the weighted average number of outstanding shares of common stock, was less than one cent for the three and six month periods in both 2005 and 2004.

Liquidity and Capital Resources

      As of December 31, 2004, our total assets were $644,000 (all of which were current) and our total liabilities were $38,600 (all of which were current), resulting in working capital of $605,000. As of June 30, 2005, our total assets were $302,384 (substantially all of which were current) and our total liabilities were approximately $30,000 (all of which were current), resulting in working capital of $270,805. The decrease in total assets is a result of an increase in cash used in operations during the six-month period ended June 30, 2005.

      Despite its negative cash flows from operation of $334,581and $71,774 for the six-month periods ended June 30, 2005 and 2004, respectively, we have been able to obtain additional operating capital through private equity funding sources. However, we do not have sufficient working capital to continue our exploration and undersea recovery activities at the current rate. Management's plan includes the continued development and eventual implementation of its business plan. We have relied upon equity funding and loans from stockholders since inception.

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

      On July 28, 2004, we received confirmation from JHP that Liaoning Taixing International Gold Mining Company Ltd. ("LTI"), a joint-venture entity established in the PRC, between JHP and Fengcheng Gold Corporation, Liaoning, a PRC-domiciled enterprise, acquired the appropriate government approvals for exploration and drilling on its gold property in Fengcheng, PRC, and that LTI has received its official business license as a joint co-operative company in the PRC. LTI and JHP have also been performing preliminary assessment work, including mapping and sampling on the joint venture's initial 106 square kilometer properties in Fengcheng City. Further, JHP is continuing its identification of gold occurrences along the northeasterly trending property area. Lastly, we are continuing the strategic planning aspects of the exploration and undersea recovery activities.

Off-Balance Sheet Arrangements

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

Item 6. Exhibits

Exhibit                             Description
-------     --------------------------------------------------------------------

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

----------
*     Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KEY GOLD CORPORATION


August 18, 2005                         By: /S/ JOHN ANDERSON
                                            ------------------------------------
                                            John Anderson
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                              Description
-------     --------------------------------------------------------------------

31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.