Form 10QSB
period 2005-09-30
KEY GOLD CORP
filed 2005-11-22
CIK 1174259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              For the quarterly period Ended: September 30, 2005

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

      Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

There are 41,870,370 shares of common stock issued and outstanding as of November 21, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                       KEY GOLD CORPORATION AND SUBSIDIARY
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          AS OF SEPTEMBER 30, 2005 AND
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

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



Financial Statements  of Key Gold Corporation (formerly DDI International Inc.)
   (A Company in the Development Stage):

       Balance Sheet as of March 31, 2005 (Unaudited)..........................1


       Statements of Operations For Each of the Three-Month Periods Ended March
        31, 2005 and 2004 and for the Period from March
        22, 2002 (Inception) to March 31, 2005 (Unaudited).....................2


       Statements of Cash Flows For Each of the Nine-Month Periods Ended March
        31, 2005 and 2004 and for the Period From March
        22, 2002 (Inception) to March 31, 2005 (Unaudited).....................3

Notes to the Financial Statements as of March 31, 2005 and For Each of the
   Three-Month Periods Ended March 31, 2005 and 2004 and for the Period From
   March 22, 2002 (Inception) to March 31, 2005 (Unaudited)....................5

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

                                     ASSETS
 Current assets:
      Cash                                                       $     113,978
      Prepaid expenses and other                                         1,489
                                                                 -------------
           Total current assets                                        115,467

Equipment, net                                                           1,447
                                                                 -------------
Total assets                                                     $     116,914
                                                                 =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Accounts payable and accrued expenses                      $      30,923
                                                                 -------------
TOTAL CURRENT LIABILITIES                                               30,923


 Commitments and contingencies


  Shareholders' equity:

   Common stock, $.0001 par value, 200,000,000 shares authorized,
      41,871,370 shares issued and outstanding                          41,870
      Additional paid in capital                                     1,214,130
      Deficit accumulated during the development stage              (1,170,009)
                                                                 -------------
TOTAL SHAREHOLDERS' EQUITY                                              85,991


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     116,914
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

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

                                                                                                                       For the
                                                                                                                     Period From
                                    For the Three-Month Period Ended        For the Nine-Month Period Ended        March 22, 2002
                                  ------------------------------------    ------------------------------------      (Inception) to
                                  September 30, 2005  September 30, 2004  September 30, 2005  September 30, 2004  September 30, 2005
                                  ----------------    ----------------    ----------------    ----------------    ----------------
Operating expenses:
General and administrative        $         58,766    $          8,159    $         97,750    $         10,947    $        113,995
Professional fees                           22,839              17,054              71,039              48,517             256,790
Consulting fees                             43,130              26,890              69,157              26,890             103,399
Consulting fees - related party             22,500                  --              67,500                  --             135,000
Exploration fees                            39,138                  --             178,539                  --             178,539
Employee salaries                               --                  --              12,000                  --              12,000
Regulatory and filing fees                      --               2,130               4,115              13,459              32,240
Advertising                                     --               3,692              17,815              28,872              59,814
Foreign currency translation                    --                  --               1,232                  --               1,232
                                  ----------------    ----------------    ----------------    ----------------    ----------------
Total operating expenses                   186,373              57,925             519,147             128,685             893,009
Interest expense                                --                  --                  --                  --             215,000
                                  ----------------    ----------------    ----------------    ----------------    ----------------
NET LOSS                          $       (186,373)   $        (57,925)   $       (519,147)   $       (128,685)   $     (1,108,009)
                                  ================    ================    ================    ================    ================
NET LOSS PER COMMON SHARE         $     (3,516.472)   $          0.001    $         (0.012)   $          0.003    $          0.026
                                  ================    ================    ================    ================    ================
WEIGHTED AVERAGE NUMBER OF              41,871,370          41,640,902          41,871,370          41,640,902          41,871,370
  SHARES OUTSTANDING              ================    ================    ================    ================    ================


The accompanying notes are an integral part of the financial statements.

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

                                                                                                               For the
                                                                                                             Period From
                                                                       For the Nine-Month Period Ended       March 22, 2002
                                                                    --------------------------------------  (Inception) to
                                                                    September 30, 2005  September 30, 2004 September 30, 2005
                                                                    ------------------  ------------------ -------------------
Cash flows from operating activities:
      Net loss                                                       $       (519,147)    $  (128,685)       $(1,108,009)
           Adjustments to reconcile net loss to net
               cash provided by (used in) operating activities:
                Interest expense recorded on debt to equity
                  conversion                                                        -               -            215,000
                Depreciation                                                      132               -                132
                Changes in operating assets and liabilities:
                      Prepaid expenses and other                               11,075          (3,500)            (5,852)
                      Accounts payable and accrued expenses                    (7,617)          6,281             30,923
Net cash used in operating activities                                        (515,557)       (125,904)          (867,938)
                                                                    ------------------  ------------------ -------------------
Cash flows used in investing activities:
      Investment in joint venture                                                   -         (88,462)           (88,462)
                                                                    ------------------  ------------------ -------------------
Net cash used in investing activities                                               -         (88,462)           (88,462)
                                                                    ------------------  ------------------ -------------------


The accompanying notes are an integral part of the financial statements.

         KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                            STATEMENTS OF CASH FLOWS
            FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                         SEPTEMBER 30, 2005 AND 2004 AND
      FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

                                                                                                                    For the
                                                                                                                    Period From
                                                                                                                    March 22, 2002
                                                                              For the Nine-Month Period Ended       (Inception) to
                                                                    September 30, 2005 September 30, 2004        September 30, 2005
                                                                       ---------------  ------------------        ------------------

Cash flows provided by financing activities:
        Investment in equipment                                           $  (1,579)               --         $  (1,579)
        Proceeds from issuance of notes                                          --         $ 500,000           500,000
        Proceeds from a note from the then
           Chairman, Chief Executive Officer and majority
             shareholder                                                         --             3,000             3,000
        Amount paid to the then Chairman, Chief Executive
           Officer and majority shareholder in connection
            with the Release Agreement                                           --           (49,000)          (49,000)
        Proceeds from the issuance of common stock
            and warrants, net of
          related offering costs and expenses                                    --           500,000           525,000
                                                                               -------        -------           -------

NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                             (1,579)          954,000           977,421
                                                                             ------           -------           -------

NET INCREASE (DECREASE) IN CASH                                            (517,136)          739,634            21,021
CASH - BEGINNING OF PERIOD                                                  631,114             2,950                --
                                                                            -------             -----
CASH - END OF PERIOD                                                      $ 113,978         $ 742,584         $  21,021
                                                                          =========         =========         =========


            Supplemental Disclosure of Non-Cash Financing Activities


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

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

1.    INTERIM PRESENTATION

      The accompanying condensed interim financial statements as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and for the period from March 22, 2002 (inception) to September 30, 2005 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2004.

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

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

      The Company anticipates funding its operations for the next 12 months through loans and additional equity financing as required.

      Since inception, the Company has been in the development stage and has incurred losses totaling $1,108,009. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates and Assumptions

      These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles accepted in the United States.

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

      Cash and Cash Equivalents

      Cash is comprised of an amount held in the Company's outside counsel's trust fund account and two business checking accounts. The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. There are no cash equivalents as of September 30, 2005. The Company has no requirement for compensating balances. The Company had cash balances that did not exceed the federally insured limits at September 30, 2005.

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

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      Treasury Stock

      The Company elected to retire the treasury shares acquired in the May 2004. Arrangements and Release Agreement (the "Release Agreement") entered into with the former officer and restored them to the status of authorized and unissued shares. The Company has chosen to record the treasury share transactions using the cost method. During the year ended December 31, 2004, the Company retired 47,000,000 shares of common stock (Note 6).

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

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

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

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

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

5.    COMMITMENTS AND CONTINGENCIES

      Financial Results, Liquidity and Management's Plan

      The Company has incurred net losses for the quarters ended September 30, 2005 and 2004 and for the period from March 22, 2002 (inception) to September 30, 2005 of $(186,373), $(57,925), and $(1,108,009),
      respectively. Despite its negative cash flows from operations of $(325,826) and $(5,788) and $(867,938) for the years ended December 31,
      2004 and 2003 and for the period from March 22, 2002 (inception) to December 31, 2004, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

      No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the development and implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company's ability to

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

5.    COMMITMENTS AND CONTINGENCIES, CONTINUED

      Financial Results, Liquidity and Management's Plan, Continued

      continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      Facility Leases

      As of September 30, 2005, the Company was obligated under facilities sublease. Minimum lease requirements for the remainder of the lease under the sublease agreement are as follows :
           Period ending December 31:

           2005                                                  $       1,700
                                                                 -------------
                                                                 $       1,700
                                                                 =============

      The Company, through an entity owned by its Chief Executive Officer, leases office space in Vancouver, British Columbia. This lease commenced on January 1, 2005, requires a monthly payment of approximately $2,509, is on a month-to-month basis, and can be terminated at any time by either party.

      Litigation

      The Company is not aware of any litigation matters pending or threatened as of September 30, 2005 that will materially affect the Company's financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

      Consulting Agreement with Related Party

      The Company has a corporate services agreement with an entity that is controlled by the Company's chairman of the board of directors and president that was entered into in April 2004. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the related entity for various corporate and administrative services and will continue through March 2006. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The minimum commitment under this agreement is $90,000 for 2005 and $22,500 for 2006. The corporate services agreement resulted in the recognition of $25,000 as a consulting fee-related party in the three-month period ended September 30, 2005.

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005

6.    EQUITY TRANSACTIONS

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

      Redemption of Common Shares

      In May 2004, the former officer sold 47,000,000 shares of common stock back to the Company in a redemption of common shares. Pursuant to a release agreement between himself and the Company; he received a cash payment of $49,000 and caused the satisfaction of a $3,000 promissory note due from the Company (Note ) as consideration for the shares retired. The net redemption price of $46,000 amounted to $0.001 per share of common stock. The redemption and ultimate retirement of the common shares has been accounted for as treasury stock transaction (Note 3).

      Common Shares Issued in Satisfaction of Debt

      In June 2004 the Company issued 500,000 shares of its common stock in consideration of the satisfaction of two notes with a combined face value of $500,000 (Note ).

      Sale of Equity Units

      In August 2004, the Company sold 370,370 equity units to one party who had previously loaned the Company money (Note ) through a private placement offering. Each equity unit was comprised of one share of the Company's common stock and one warrant to purchase a share of the Company's common stock. The per equity unit price was $1.35 for an aggregate value of $500,000. The warrant granted the holder the right to acquire the Company's stock at an exercise price of $1.50 per share, with an exercise period that expired 24 months after the unit's purchase by the investor.

                              KEY GOLD CORPORATION
                        (FORMERLY DDI INTERNATIONAL INC.)
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF JUNE 30, 2004 AND
 FOR EACH OF THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 22, 2002 (INCEPTION) TO SEPTEMBER 30, 2005


6.    EQUITY TRANSACTIONS, CONTINUED

      Warrant Activity

      Warrants Issued

      In August 2004 as part of its private placement offering, the Company sold equity units. Each unit consisted of one share of the Company's common stock and one warrant to acquire one share of the Company's common stock at $1.50 per share with an exercise period that expired 24 months after the unit's purchase by the investor.

      A summary of stock warrants follows:



                                                               Weighted
                                                                Average
                                                               Exercise
                                            Warrants             Price
                                        ---------------   ------------------

OUTSTANDING AT DECEMBER 31, 2004                 370,370  $             1.50

    Granted                                    -                   -
    Exercised                                  -                   -
    Cancelled                                  -                   -
                                       ------------------ ------------------
OUTSTANDING AT SEPTEMBER 30, 2005                370,370  $             1.50
                                       ================== ==================


      All warrants are exercisable at the time of issuance. The following table summarizes information about warrants at September 30, 2005:

                            Warrants
                         Outstanding at
  Exercise Price       September 30, 2005   Remaining Life       Exercise Price
 ------------------    ------------------   ----------------   ----------------
 $             1.50               370,370              1.41    $           1.50
 ==================    ==================   ================   ================

      Reservation of Common Stock


      As of September 30, 2005, the Company has reserved for future issuance common stock as follows:

           Warrants                                                    370,370

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

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2005 and 2004

From inception to September 30, 2005, we had a loss of $(1,108,804). Almost one-half of this amount was generated in 2005,with the balance generated in the 2004 fiscal year.

Operating expenses increased from $57,925 and $128,685 for the three- and nine-month periods in 2004 to $186,382 and $519,147 for the three- and nine-month periods in 2005. An analysis of the increases in the operating expenses and the relevant components is set forth below.

We began our initial Asian exploration activities in China during the second half of 2004, and expanded these activities from China to Mongolia in the first nine months of 2005. In addition, we incurred our first expenses in our undersea business in the second quarter of 2005. During the three- and nine-month periods in 2005, we incurred exploration expenses $11,412 and $128,343 in Asia and $27,696 and $50,196 in undersea expenses. There were no comparable amounts in either period in 2004.

During the three- and nine-month periods in 2005, we expended $22,839 and $71,039 for professional fees, compared to $17,054 and $48,5177 in the same periods of 2004. The increase in the three- and nine-month periods in 2005 relates to legal and accounting charges associated with our change in control and financing activities in 2004 that did not recur in 2005. Professional fees in 2005 relate to the implementation of our new business strategy adopted in May 2004.

Consulting fees in the three- and nine-month periods in 2005 of $65,630 and $136,657 related to the implementation of our mineral exploration and undersea recovery activities. Both of these activities commenced subsequent to the second quarter of 2004.

We hired our first employee in the second quarter of 2005 and do not expect to hire any additional employees until the fourth quarter of 2005.

The advertising campaign we undertook in 2004 was completed in the first quarter of 2005. We do not expect to resume advertising activities during the balance of 2005.

Our per-share net loss, based on the weighted average number of outstanding shares of common stock, was less than one cent for the three and nine month periods in both 2005 and 2004.

Liquidity and Capital Resources

As of December 31, 2004, our total assets were $644,000 and our total liabilities were $38,600 (all of which were current), resulting in working capital of $605,000. As of September 30, 2005, our total assets were $116,914 (substantially all of which were current) and our total liabilities were approximately $30,923 (all of which were current), resulting in working capital of $85,991. The decrease in total assets is a result of an increase in cash used in operations during the nine-month period ended September 30, 2005.

Despite its negative cash flows from operation of $334,581 and $125,904 for the nine-month periods ended September 30, 2005 and 2004, respectively, we have been able to obtain additional operating capital through private equity funding sources. However, we do not have sufficient working capital to continue our exploration and undersea recovery activities at the current rate. Management's plan includes the continued development and eventual implementation of its business plan. We have relied upon equity funding and loans from stockholders since inception.

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

                                            KEY GOLD CORPORATION


November 21, 2005                           By: /S/ JOHN ANDERSON
                                              ---------------------------------
                                              John Anderson
                                              Chief Executive Officer and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT                                     DESCRIPTION

31.1      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.