Form 10KSB
period 2005-12-31
KEY GOLD CORP
filed 2006-05-22
CIK 1174259

As filed with the Securities and Exchange Commission on May 19, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to____________

Commission File No: 000-46494

KEY GOLD CORPORATION
(Exact Name of Small Business Issuer in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0372619 (I.R.S. Employer Identification No.)

1942 Broadway Suite 216 Boulder, Colorado (Address and telephone number of Principal Executive Offices)	80302 (Zip Code)

(303) 323-1927
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchanged Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ༃ No ☒

State issuer’s revenues for its most recent fiscal year:	$0
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 5, 2006	$4,495,740
Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on May 5, 2006:	41,870,370

Transitional Small Business Disclosure Format	Yes ☐	No ☒

KEY GOLD CORPORATION

PART I

Item 1.	Description of Business

Business Overview

DDI International Inc. was incorporated in March 2002 in the state of Nevada. Its initial business plan was to develop a dental portal that was to provide assistance and information to dentists, consumers, and industry providers in the dental industry.

On May 17, 2004, DDI International Inc. changed its name to Key Gold Corporation (the “Company”). In connection with the name change, our Chairman, Chief Executive Officer, and majority shareholder resigned and a new sole director and management were appointed. We adopted a new business plan to pursue funding for geological mapping of a specified region in China with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. In 2005, we expanded our efforts into Mongolia, taking advantage of our knowledge of geological occurrences in various mining and prospecting areas in the country.

During the early part of 2005, the Company worked on a reconnaissance program to confirm work previously done by the Company’s joint venture partner with respect to its exploration projects in Mongolia, which joint venture partner holds key mineral licenses. The Company decided to commence a shallow drill program on the first of the targets identified by the reconnaissance program. During the period between May 28, 2005 and June 8, 2005, the Company completed a six-hole, 430 meter reverse circulation (“RC”) drilling program at the Uhaa Hudag gold prospect located in the south Gobi Desert of south-central Mongolia. All of the six RC holes, numbered UH05-01 to UH05-06, were inclined to the north at -45º and drilled to depths ranging from 54 to 100 meters. The objective of the program was to test for near-surface, bulk mineable, oxide gold mineralization by undercutting a series of trenches where assay results for channel sampling proved encouraging, with widths of up to 79 meters grading 1.96 grams per tonne of gold. Although two previous rounds of drilling were completed on the property by the joint venture partner in 1997 and in 2003, these programs did not adequately test the mineralizing system due to either poor drill core recovery techniques or the inconsistencies in the mineralization.

In August of 2005, the Company sent two geologists to conduct further reconnaissance work in the northeastern part of Mongolia exploring the Tsaigan and Hu Chuluu concessions controlled by a private Canadian company. Based on the initial results of the reconnaissance work, the Company and the private company agreed in principal the basic terms of an earn-in joint venture relationship. These terms were never finalized as the Company was waiting for clarification from the Mongolian government on its proposed mineral tax legislation.

On May 12, 2006, the parliament of Mongolia passed new legislation levying tax on windfall profit resulting from mineral exploration in the country. Although no formal text of the new bill had been released as of the date of the filing of this Annual Report on Form 10-KSB, the reports from sources in the country and other media indicate that the Mongolian government would impose a tax beginning at the rate of 68% when copper prices reach $2,600 per metric tonne and when gold prices reach $500 per ounce. Based on the information available regarding this new legislation, the Company is exploring other opportunities in the resource sector.

Late in December 2005, the Company visited the far eastern parts of China to assess mineral opportunities in the region. Although the area is rich with minerals, the Company determined that there was too much risk to invest in exploration of the region because of the unstable political climate and the limited resources then available to the Company.

Subsequent to the fiscal year ended 2005, the Company notified its joint venture partner with respect to the simpler Gold project, PRC, JHP Resources Limited, that it will not proceed with further exploration on the joint venture’s concession. There are no further expenditures required by the Company and no shares have been issued to JHP Resources Limited.

Our Business Focus

The key to our strategy is to explore for mining projects that have the potential to host large bulk mineable gold-bearing deposits in areas that have had limited exploration work over the past decade due to historically depressed commodity prices. With the recent increase in the price of gold and most other commodities in the natural resource sector, the Company plans to look for more opportunities in the resource industry.

Competition

The Company competes with other mining companies in connection with the acquisition of prospective properties and joint venture projects. There is a high degree of competition for the limited number of opportunities, particularly with other companies that have substantially greater financial resources than the Company. As a result, the Company may have difficulty acquiring attractive projects at reasonable prices.

The Company believes no single company has sufficient market power to affect the price or supply of gold or other minerals or natural resource commodities for which it plans to explore in the world market.

Research and Development

We expect our growth objectives will be achieved through evaluating prospects and deploying modern exploration techniques that have not been used on such prospects in the regions of the world in which we are exploring.

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

On May 12, 2006, the parliament of Mongolia passed new legislation levying tax on windfall profit resulting from minerals in the country. Although no formal text of the new bill had been released as of the date of the filing of this Annual Report on Form 10-KSB, the reports from sources in the country and other media indicate that the Mongolian government would impose a tax beginning at the rate of 68% when copper prices reach $2,600 per metric ton and when gold prices reach $500 per ounce. Based on the information available regarding this new legislation, the Company is exploring other opportunities in the resource sector.

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

Employees

As of March 31, 2006, the Company had no full-time employees. The Company obtains the services of John Anderson, its Chief Executive Officer, on a consultancy basis through its agreement with Axiom Consulting Corp., a Canadian corporation (“Axiom”). John Anderson, who serves as our Chief Executive Officer and as our sole director, is also a director, officer, and sole shareholder of Axiom. (See Item 10—Executive Compensation and Item 12—Certain Relationships and Related Transactions.) The Company obtains additional administrative and engineering services on a consultancy basis, including a secretarial assistant who currently assists with the day-to-day business operations of the Company.

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

Risks Related to Our Business and Our Marketplace

A Substantial or Extended Decline in Gold Prices Would Have a Material Adverse Effect on the Company

Our business is dependent on the price of gold, which is affected by numerous factors beyond our control. Factors tending to put downward pressure on the price of gold include:

•	Sales or leasing of gold by governments and central banks;

•	A strong U.S. dollar;

•	Global and regional recession or reduced economic activity;

•	Speculative trading;

•	Decreased demand for industrial uses, use in jewelry or investment;

•	High supply from production, disinvestment and scrap;

•	Sales by producers in forward transactions and other hedging transactions; and

•	Devaluing local currencies (relative to gold priced in U.S. dollars) leading to lower production costs and higher production in certain regions.

Any drop in the price of gold adversely impacts our revenues, profits and cash flows.

In addition, a sustained low gold price can:

•	Reduce revenues further through production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then-prevailing gold price;

•	Halt or delay the development of new projects;

•	Reduce funds available for exploration, with the result that depleted reserves are not replaced; and/or

•	Reduce existing reserves, by removing ores from reserves that cannot be economically mined or treated at prevailing prices.

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

Our Operations Are Subject to Risks of Doing Business Abroad

Exploration, development and production activities outside of North America are potentially subject to political and economic risks, including:

•	Cancellation or renegotiation of contracts;

•	Disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•	Changes in foreign laws or regulations;

•	Royalty and tax increases or claims by governmental entities, including retroactive claims;

•	Expropriation or nationalization of property;

•	Currency fluctuations (particularly in countries with high inflation);

•	Foreign exchange controls;

•
Restrictions on the ability of local operating companies to sell gold offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

•	Import and export regulations, including restrictions on the export of gold;

•	Restrictions on the ability to pay dividends offshore;

•	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	Risk of loss due to disease and other potential endemic health issues; and

•	Other risks arising out of foreign sovereignty over the areas in which our operations are conducted.

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

The Company’s Limited Operating History Makes It Difficult to Judge Its Prospects

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. Investors should consider any purchase of the Company's shares in light of the risks, expenses, and problems frequently encountered by all companies in the early stages of its corporate development.

Future Sales of Shares May Adversely Impact the Value of the Company’s Stock

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

The Company Will Be Subject to Operating Hazards and Risks Which May Adversely Affect the Company’s Financial Condition

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

We Require Substantial Funds Merely to Determine Whether Commercial Mineral Deposits Exist on Our Properties

Any potential development and production of the Company's exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company's operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

▪	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
▪	Availability and costs of financing;
▪	Ongoing costs of production;
▪	Market prices for the minerals to be produced;
▪	Environmental compliance regulations and restraints; and
▪	Political climate and/or governmental regulation and control.

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

Our Common Stock May Be Subject to Penny Stock Rules, Which May Make It More Difficult for Our Stockholders to Sell Their Common Stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (“SEC”). Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

We Are Not Required to Meet or Maintain Any Listing Standards for Our Common Stock to be Quoted on the OTC Bulletin Board or in the Pink Sheets, Which Could Affect Our Stockholders’ Ability to Access Trading Information About Our Common Stock.

The OTC Bulletin Board and the Pink Sheets are each separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the NASD, that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink Sheets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock. Additionally, we are required to satisfy the reporting requirements under the Securities Exchange.

We Are a Development Stage Company and Our Financial Statements Contain a Going Concern Qualification.

Since inception, the Company has been in the development stage and as of the end of fiscal year 2005 has incurred losses totaling approximately $1,143,375. The Company has historically funded its operations through debt or equity financing. Its ability to continue as a going concern is dependent on its ability to continue to raise additional capital to fund future operations and ultimately to attain profitable operations, as to the availability of which there can be no assurance. The Company’s audited financial statements provide a going concern qualification, as the various factors reviewed by the Company’s auditors raise substantial doubt as to the Company’s ability to continue as a going concern.

Item 2.	Description of Property

We do not own any real estate, but lease approximately 1,254 square feet of office space in Vancouver, British Columbia through Axiom. We entered into this lease agreement on January 1, 2005 and maintain a month-to-month tenancy. Our monthly rent payment is approximately $2,509.00.

On June 15, 2004, we also entered into a sublease agreement for an additional 120 square feet of office space in Boulder, Colorado with a monthly rent payment of approximately $390 through May 31, 2006.

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

Our common stock has been quoted on the OTC Bulletin Board since February 25, 2004, and currently is quoted on the OTC Bulletin Board and the Pink Sheets under the trading symbol “KYGC.” The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year ended December 31, 2005:
First Quarter	$1.26	$0.45
Second Quarter	0.64	0.24
Third Quarter	0.41	0.21
Fourth Quarter	0.50	0.14

Year ended December 31, 2004:
First Quarter (1)	NONE	NONE
Second Quarter (2)	2.30	0.04
Third Quarter	1.50	0.84
Fourth Quarter	1.35	0.88

(1)	The Company did not qualify to trade until February 25, 2004.
(2)	The Company completed an 8-for-1 forward stock split on May 18, 2004.

As of May 16, 2006, there were approximately 47 holders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

A Note About Forward-Looking Statements

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, mining and exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors both with respect to us and with respect to JHP (as defined below). As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this Report or to reflect the occurrence of unanticipated events.

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

In May 2004, we changed our core business from continuing our development of a vertically integrated dental website and adopted a new business plan to pursue funding for geological mapping of a specified region in China with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. We expanded the scope of our expected exploration and mining activities to Mongolia.

We have ceased our participation in the exploration project in China, and due to a proposed tax law change in Mongolia, have concluded that it is no longer financially viable to continue exploration activities in Mongolia. Through December 31, 2005 we incurred exploration costs of $43,283 and $106,705 in China and Mongolia, respectively. We are currently seeking other exploration opportunities.

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

Prior to May 2004, when we operated as DDI, we had raised $25,000 in a Regulation S non-public offering in April 2002, which funds were used to pay for our organizational costs and the costs of our registration statement. On March 15, 2002, we borrowed $3,000 from our then-president, Dr. Brooke Mitchell, which funds were used for working capital and for accounting and filing fees. Effective on May 17, 2004, Dr. Brooke Mitchell, our sole Director, President, and Chief Executive Officer, and Rene Daignault, our Secretary and Treasurer, resigned and John Anderson was appointed to serve in those capacities. We also entered into a series of arrangements with Dr. Mitchell, pursuant to which:

•	Dr. Mitchell forgave our promissory obligation to him in the amount of $3,000 and accrued interest;

•	We cancelled our contractual right to acquire certain assets from Dr. Mitchell;

•	Dr. Mitchell tendered 5,875,000 (pre-split) shares of common stock owned of record and beneficially by him for cancellation;

•	We entered into a mutual general release with Dr. Mitchell; and

•	We tendered the sum of $49,000 to Dr. Mitchell.

For a more detailed description of our transaction with Dr. Mitchell, please see our Schedule 14f-1, filed with the Securities and Exchange Commission on May 10, 2004, and our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2004.

Limited Operating History; Need For Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from our current operations.

We cannot guarantee we will be successful in our new core business, especially after halting our exploration activities in Asia, or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and in the exploration of precious and non-precious metals and other mineral resources.

We have no assurance that future financing will be available on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue with our current business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

Results of Operations for the Years Ended December 31, 2005 and 2004

From inception to December 31, 2005, we had a loss of $(1,143,375). Over one-half of this amount was generated in 2005,with the balance generated in the 2004 fiscal year.

Operating expenses increased from $349,111 in 2004 to $554,512 in 2005. An analysis of the increases in the operating expenses and the relevant components is set forth below.

We began our initial Asian exploration activities in China during the second half of 2004, and expanded these activities from China to Mongolia during 2005. During the year ended December 31, 2005, we incurred exploration expenses $188,185. There were no comparable amounts in 2004. We have halted our exploration activities in Asia.

During the year ended December 31, 2005, we expended $268,201 for professional and consulting fees, compared to $270,267 in the same period of 2004. These amounts included consulting fees paid to a related party of $110,880 in 2005 and $67,500 in 2004. The slight decrease in 2005 relates to legal and accounting charges associated with our change in control and financing activities in 2004 that did not recur in 2005, offset by the increase in consulting fees to a related party. The consulting fees to a related party increased in 2005 as they were incurred for a full year in 2005 compared to a partial year in 2004. Professional fees in 2005 relate to the implementation of our new business strategy adopted in May 2004.

We have no permanent employees and do not expect to hire any employees. We utilize contract services and consultants to perform our administrative services.

The advertising campaign we undertook in 2004 was completed in the first quarter of 2005. We did not resume advertising activities during the balance of 2005.

We incurred interest costs of $215,000 in 2004 related to the issuance of debt that was subsequently converted into shares of our common stock. We had no interest bearing debt during 2005.

Our per-share net loss, based on the weighted average number of outstanding shares of common stock, was about one cent for both 2005 and 2004.

Liquidity and Capital Resources

As of December 31, 2005, our total assets were $75,785 and our total liabilities were $25,160, all of which were current, resulting in working capital of $53,625.. As of December 31, 2004, our total assets were $643,678 (all of which were current) and our total liabilities were $38,540 (all of which were current), resulting in working capital of $605,138. The decrease in total assets is a result of a decrease in cash, which was used in operations during the year ended December 31, 2005.

Despite our negative cash flows from operation of $594,365 and $325,836 for the years ended December 31, 2005 and 2004, respectively, we have been able to obtain additional operating capital through private equity funding sources. However, we do not have sufficient working capital to continue our exploration activities, which now have been halted. Management's plan includes new exploration opportunities and eventual implementation of our business plan. We have relied upon equity funding and loans from stockholders since inception.

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

Plan of Operation for the Next Twelve Months

Until we changed our core business, we had funded our operations principally from our April 2002 non-public offering and from the March 15, 2004, $3,000 loan from Dr. Brooke Mitchell. After our change of business in May 2004, we have funded our operations from the above-referenced $500,000 loan (now converted into 500,000 shares of our common stock) and from proceeds of our $500,000 private placement of common stock and warrants. We do not have the economic resources to meet our operating capital needs during the next 12 months. We will need to raise additional capital through by additional loan or private capital stock transactions. There can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

Off-Balance Sheet Arrangements

With the abandonment of our China exploration project, we are no longer a party to any off balance sheet arrangements.

Current Conditions

We have ceased exploration activities in both China and Mongolia and are currently seeking new exploration opportunities. We have not as yet identified any new prospects, nor do we currently have the capital to pursue an opportunity if one is identified.

Item 7.	Financial Statements

Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.	Controls and Procedures

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms. Based on an evaluation performed, the Company’s certifying officer has concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company’s reports.

We do not believe that there has been any change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this report.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of May 16, 2006:

Name	Age	Position
John Anderson	42	President, Chief Executive Officer, Secretary, Treasurer, and Director

John Anderson, President, Chief Executive Officer, Secretary, Treasurer, and Director. Mr. Anderson has served as President, Chief Executive Officer, Secretary, and Treasurer of the Company since May 7, 2004. From December of 1994 to the present, Mr. Anderson has been president of Axiom, a personal consulting and investing company primarily involved in capital raising for private and public companies in North America, Europe, and Asia. From February of 2001 to the present, he has served as a director of Wescorp Energy, Inc., a publicly traded Nevada corporation, and from March of 2003 to the present as its president and chief executive officer. In addition, from November 2005 to the present he has served as a director of Eternal Energy Corp., a publicly traded Nevada corporation involved in the exploration of petroleum and natural gas. Mr. Anderson holds a B.A. from University of Western Ontario.

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

Meetings of the Board of Directors

The Board did not hold any meetings during the fiscal year ended December 31, 2005, but the sole director executed not less than five (5) written consents during the course of the year.

Code of Ethics

The Company adopted a code of ethics that applies to all its executive officers and employees. A copy of the adopted code of ethics is attached to the Company’s 2003 Annual Report on Form 10-KSB as Exhibit 99.1 - Code of Ethics. The Company undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Mr. Anderson at (303) 323-1927 to request a copy of the Company’s code of ethics. Management believes the Company’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

There are no other employment agreements between the Company and any named executive officer, and there is no employment agreement or other compensating plan or arrangement with regard to the named executive officer that provides for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of the Company or from a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

Our sole director does not receive any compensation, as such.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 31, 2006, the Company had 41,870,370 shares of common stock outstanding.

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

For purposes of this table, a person is deemed to be the “beneficial owner” of the number of shares of common stock that such person has the right to acquire within 60 days of March 31, 2006 through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

Name of Beneficial Owner / Management and Addresses	Number of Shares	Percent of Class

John Anderson (1)	1,000,000	2.39%

All executive officers and directors as a group (1 person)	1,000,000	2.39%

(1)	Shares are held in the name of Axiom Consulting Corp. The business address for this person is Suite 1300-885 West Georgia Street, Vancouver, British Columbia, V6C 3E8.

Item 12.	Certain Relationships And Related Transactions

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

2.3
Articles of Merger between Key Gold Corporation (as merging entity) and DDI International Inc. (as surviving entity), filed with Secretary of State of Nevada on May 17, 2004, filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on May 18, 2004 (the “May 2004 8-K”), and incorporated herein by reference.

3.1	Corporate Charter filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on June 5, 2002 (the “Registration Statement”), and incorporated herein by reference.

3.2	Articles of Incorporation of the Company filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference.

3.3	Bylaws of the Company filed as Exhibit 3.3 to the Company's Registration Statement and incorporated herein by reference.

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

10.5
Sublease dated June 15, 2004 by and between Company and Broadway Suites, Inc. filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB field on April 15, 2005 (the “2005 10-KSB”), and incorporated herein by reference.

10.6	Lease dated January 1, 2005 by and between P. Sun’s Enterprises (Vancouver) Ltd. and Axiom Consulting Corp. filed as Exhibit 10.6 to the 2005 10-KSB, and incorporated herein by reference.

10.7
Addendum to the Lease dated March 10, 2005 by and between P. Sun’s Enterprises (Vancouver) Ltd. and Axiom Consulting Corp. filed as Exhibit 10.7 to the 2005 10-KSB, and incorporated herein by reference.

10.8	Consulting Agreement dated May 31, 2003 by and between Company and Axiom Consulting Corp. filed as Exhibit 10.8 to the 2005 10-KSB, and incorporated herein by reference.

10.9	Letter Agreement dated February 18, 2005 by and between Company and QGX Ltd. filed as Exhibit 10.9 to the 2005 10-KSB, and incorporated herein by reference.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Code of Ethics filed as Exhibit 99.1 to the Company's 2003 10-KSB and incorporated herein by reference.

99.2	Audit Committee Charter filed as Exhibit 99.2 to the Company's 2003 10-KSB and incorporated herein by reference.

99.3	Disclosure Committee Charter filed as Exhibit 99.3 to the Company's 2003 10-KSB and incorporated herein by reference.

*	Filed herewith.

Item 14.	Principal Accountant Fees and Services

For the year ended December 31, 2005, Kelly & Co. audited the Company’s consolidated financial statements and provided tax return and tax related services. For the year ended December 31, 2004, Kelly & Co., audited the Company’s consolidated financial statements and provided tax return and tax related services. On August 12, 2004, the Company dismissed Dale Matheson Carr-Hilton LaBonte (“DMCH”) as the Company’s principal accountant effective on such date. On August 12, 2004, the registrant appointed Kelly & Co. (“Kelly”) as the Company’s new principal accountant.

The aggregate fees billed for professional services by the accountants in 2005 and 2004 were as follows:

	2005	2004

Audit Fees	$22,000	$20,000
Audit Related Fees (1)	$31,975	$17,031
Tax Fees	$0	$0
All Other Fees	$5,535	$0
Total	$59,510	$37,031

(1)	Quarterly review fees.

It is the Board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent auditors as described in the above table were approved in advance by our Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY GOLD CORPORATION

By:	/s/ JOHN ANDERSON

Name: John Anderson Title: President, Chief Executive Officer, Secretary, Treasurer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Anderson	President, Chief Executive Officer, Secretary, Treasurer, and Director	May 19, 2006
John Anderson	(Principal Executive and Financial Officer)

Key Gold Corporation
(A Company in the Development Stage)

Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

Key Gold Corporation
(A Company in the Development Stage)

Index to the Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements of Key Gold Corporation (A Company in the Development Stage):
Balance Sheet as of December 31, 2005	F-3
Statements of Operations For Each of the Two Years in the Period Ended December 31, 2005 and for the Period from March 22, 2002 (Inception) to December 31, 2005	F-4
Statement of Shareholders' Equity for the Period From March 22, 2002 (Inception) to December 31, 2005	F-5
Statements of Cash Flows For Each of the Two Years in the Period Ended December 31, 2005 and for the Period from March 22, 2002 (Inception) to December 31, 2005	F-8
Notes to the Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Key Gold Corporation

We have audited the accompanying balance sheet of Key Gold Corporation, a Company in the Development Stage, as of December 31, 2005 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005, and for the period from March 22, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and for the period from March 22, 2002 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, Financial Results, Liquidity and Management's Plan, to the financial statements, the Company has incurred net losses since inception, is in the development stage, has experienced negative cash flows from operations since inception and has significantly modified until it is able to successfully implement its business plan and generate sufficient revenues in the future to sustain its ongoing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kelly & Company

Kelly & Company

Costa Mesa, California
May 19, 2006

Key Gold Corporation
(A Company in the Development Stage)

Balance Sheet

December 31, 2005

ASSETS

Current assets:
Cash	$35,170
Prepaid professional fees	26,561
Prepaid management fees - related party	9,120
Prepaid rent	3,566
Total current assets	74,417
Equipment, net	1,368
Total assets	$75,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$25,160
Total current liabilities	25,160
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 41,870,370 shares issued and outstanding	41,870
Additional paid-in capital	1,214,130
Deficit accumulated during the development stage	(1,205,375)
Total shareholders' equity	50,625
Total liabilities and shareholders' equity	$75,785

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(A Company in the Development Stage)

Statements of Operations

For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

			For the
			Period From
			March 22, 2002
	For the Year Ended December 31,		(Inception) to
	2005	2004	December 31, 2005
Operating expenses:
Exploration fees	$149,988	—	$149,988
General and administrative	136,323	$78,844	222,693
Professional and consulting fees	157,321	202,767	377,314
Consulting fees - related party	110,880	67,500	178,380
Total operating expenses	554,512	349,111	928,375
Interest expense	—	215,000	215,000
Net loss	$(554,512)	$(564,111)	$(1,143,375)
Net loss per common share - basic and diluted	$(0.0132)	$(0.0095)	$(0.0147)
Weighted average number of shares outstanding - basic and diluted	41,870,370	59,112,123	77,583,288

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(A Company in the Development Stage)

Statements of Shareholders' Equity

For the Period From March 22, 2002 (Inception) to December 31, 2005

				Deficit
				Accumulated
			Additional	During the
	Common	Common	Paid-in	Development
	Shares	Stock	Capital	Stage	Total
Balance, March 22, 2002 (inception)	—	—	—	—	—
Issuance of common shares to an officer and director for the rights to acquire an intangible asset based upon the common share's fair value of $0.001 per share in March 2002.	6,000,000	$6,000	—	$(6,000)	—
Issuance of shares for cash at $0.005 per share in April 2002.	5,000,000	5,000	$20,000	—	$25,000
Effect of a stock split on outstanding shares on an 8 for 1 basis, effective May 17, 2004	77,000,000	77,000	(20,000)	(57,000)	—
Net loss	—	—	—	(19,591)	(19,591)
Balance, December 31, 2002	88,000,000	$88,000	—	$(82,591)	$5,409

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(A Company in the Development Stage)

Statements of Shareholders' Equity

For the Period From March 22, 2002 (Inception) to December 31, 2005

				Deficit
				Accumulated
			Additional	During the
	Common	Common	Paid-in	Development
	Shares	Stock	Capital	Stage	Total
Balance, December 31, 2002	88,000,000	$88,000	—	$(82,591)	$5,409
Net loss	—	—	—	(5,161)	(5,161)
Balance, December 31, 2003	88,000,000	$88,000	—	$(87,752)	$248
Redemption and retirement of common shares in a treasury stock transaction based on a release agreement price per share of $0.001 in May 2004	(47,000,000)	(47,000)	—	1,000	(46,000)
Issuance of common shares in satisfaction of debt at $1.43 per share in June 2004 based on the value of the stock issued	500,000	500	$714,500	—	715,000
Issuance of equity units comprised of one share and one warrant for cash at a per equity unit price of $1.35 in August 2004	370,370	370	499,630	—	500,000
Net loss	—	—	—	(564,111)	(564,111)
Balance, December 31, 2004	41,870,370	$41,870	$1,214,130	$(650,863)	$605,137

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(A Company in the Development Stage)

Statements of Shareholders' Equity

For the Period From March 22, 2002 (Inception) to December 31, 2005

				Deficit
				Accumulated
			Additional	During the
	Common	Common	Paid-in	Development
	Shares	Stock	Capital	Stage	Total
Balance, December 31, 2004	41,870,370	$41,870	$1,214,130	$(650,863)	$605,137
Net loss	—	—	—	(554,512)	(554,512)
Balance, December 31, 2005	41,870,370	$41,870	$1,214,130	$(1,205,375)	$50,625

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

			For the
			Period From
			March 22, 2002
	For the Year Ended December 31		(Inception) to
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(554,512)	$(564,110)	$(1,143,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	210	—	210
Interest expense recorded on debt to equity conversion	—	215,000	215,000
Changes in operating assets and liabilities:
Prepaid professional expenses	(26,561)	—	(26,561)
Prepaid management fees - related party	(9,120)	—	(9,120)
Prepaid rent	8,998	(12,564)	(3,566)
Accounts payable and accrued expenses	(13,380)	35,838	25,161
Net cash used in operating activities	(594,365)	(325,836)	(942,251)
Cash flows used in investing activities:
Additions to property and equipments	(1,579)	—	(1,579)
Net cash used in investing activities	(1,579)	—	(1,579)
Cash flows provided by financing activities:
Proceeds from issuance of notes	—	500,000	500,000
Proceeds from a note from the then Chairman, Chief Executive Officer and majority shareholder	—	3,000	3,000
Amount paid to the then Chairman, Chief Executive Officer and majority shareholder in connection with the Release Agreement	—	(49,000)	(49,000)
Proceeds from the issuance of common stock and warrants, net of related offering costs and expenses	—	500,000	525,000
Net cash provided by financing activities	—	1,060,705	979,000

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

			For the
			Period From
			March 22, 2002
	For the Year Ended December 31		(Inception) to
	2005	2004	2005

Net increase (decrease) in cash	$(595,944)	$734,869	$35,170
Cash - beginning of period	631,114	2,950	—
Cash - end of period	$35,170	$737,819	$35,170

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

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

1.	Description of Business and Development Stage Operations

The Company was incorporated in March 2002 in the state of Nevada on May 17, 2004. On that date, the Chairman, Chief Executive Officer and majority shareholder (the "former officer") resigned and a new sole director and management were put in place. At the same time as the former officer's resignation, he entered into a mutual release agreement (the "Agreement") with the Company; which among other things, provided for the redemption by the Company of all of his shares that were recorded as a treasury stock transaction (Notes 3 and 7).

The Company adopted a new business plan to pursue funding for geological mapping of a specified region in China and Mongolia with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. The Company has ceased these activities in Asia and is seeking other exploration opportunities. The Company anticipates funding its operations for the next twelve months through loans and additional equity financing as required.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. There are no cash equivalents as of December 31, 2005. The Company has no requirement for compensating balances. The Company did not have cash balances that exceeded the federally insured limits at December 31, 2005.

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

2.	Summary of Significant Accounting Policies, Continued

Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company does not have any potentially dilutive securities; therefore, the accompanying presentation is only of basic loss per share.

Stock Split

On May 17, 2004, an eight for one stock split of the Company's common stock occurred. Accordingly, all capital accounts, historical share amounts, weighted average share, and loss per share amounts have been restated to reflect the forward stock split.

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

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

2.	Summary of Significant Accounting Policies, Continued

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $17,815, $40,999, and $59,814 for the years ended December 31, 2005 and 2004 and for the period from March 22, 2002 (inception) to December 31, 2005, respectively.

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment. This statement eliminates the use of the intrinsic value method described in Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We adopted the provisions of Statement No. 123(R) on January 1, 2006, when it became a mandatory requirement. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

3.	Joint Ventures

Fencheng, China Gold Venture

In May 2004, the Company entered an agreement to pursue mineral exploration in China. During the year ended December 31, 2004, the Company made a payment of $88,462 for professional fees related to the documentation for this investment and in the year ended December 31, 2005, the Company incurred exploration costs of $43,283 on this project.. The Company has abandoned its interest in this project and has no further interest nor does it have any further obligations.

Mongolian Gold Venture

In March 2005, the Company entered into an exploration agreement in Mongolia. During the year ended December 31, 2005, the Company incurred exploration costs of $106,705 on this project. As a result of proposed tax changes in Mongolia, the Company does not believe that it is economically feasable to continue with this project.

4.	Prepaid Professional Fees

The Company repaid legal fees during the year ended December 31, 2005. This amount was used for legal services received during 2006.

5.	Deferred Income Taxes

A significant portion of the net operating loss carry-forward may not be available to be realized for the Company because of a change in the ownership of the Company's shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carry-forward, a full valuation allowance has been provided for the deferred tax asset.

There is no current or deferred income tax provision due to the Company's historical losses and valuation allowance.

Significant components of the Company's deferred income tax assets and liabilities at December 31, 2005 and 2004 are as follows:
	2005	2004
Deferred income tax assets (liabilities):
Net operating loss carryforward	$388,748	$200,213
Valuation allowance	(388,748)	(200,213)
Net deferred income tax asset	—	—

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

5.	Deferred Income Taxes, Continued

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $188,535 during the year ended December 31, 2005.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

			For the
			Period From
	For the	For the	March 22, 2002
	Year Ended	Year Ended	(Inception) to
	December 31, 2005	December 31, 2004	December 31, 2005
Tax expense at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%	34.0%
Effective income tax rate	—	—	—

The Company also has federal net operating loss carryforwards of $1,143,375. The federal net operating loss carryforwards will begin to expire in 2023.

6.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the years ended December 31, 2005 and 2004 and for the period from March 22, 2002 (inception) to December 31, 2005 of $(554,512), $(564,111), and $(1,143,375), respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Despite its negative cash flows from operations of $(594,365), $(325,836) and $(942,251) for the years ended December 31, 2005 and 2004 and for the period from March 22, 2002 (inception) to December 31, 2005, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

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

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

6.	Commitments and Contingencies, Continued

Facility Leases

The Company, through an entity owned by its Chief Executive Officer, leases office space in Vancouver, British Columbia. This lease commenced on January 1, 2005, requires a monthly payment of approximately $2,509 plus common area fees, is on a month-to-month basis, and can be terminated at any time by either party.

The Company also leases office space in Boulder, Colorado. The lease commenced on June 15, 2004 and was renewed for another twelve month term on June 15, 2005. The average monthly minimum payment was $692 for the twelve months ended December 31, 2005.

Rent expense for the years ended December 31, 2005 and 2004 and for the period from March 22, 2002 (inception) to December 31, 2005 amounted to $45,739, $6,442, and $52,181, respectively.

Litigation

The Company is not aware of any litigation matters pending or threatened as of December 31, 2005 that will materially affect the Company's financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Consulting Agreement with Related Party

The Company has a corporate services agreement with an entity that is controlled by the Company's chairman of the board of directors and president that was entered into in April 2004. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the related entity for various corporate and administrative services and will continue through March 2006. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The minimum commitment under this agreement is $90,000 for 2005 and $22,500 for 2006. The corporate services agreement resulted in the recognition of $110,880 and $67,500 as consulting fee - related party for the years ended December 31, 2005 and 2004, respectively. There is an amount of $9,120 which has been prepaid on the consulting agreement as of December 31, 2005.

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

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

Redemption of Common Shares

In May 2004, the former officer sold 47,000,000 shares of common stock back to the Company in a redemption of common shares. Pursuant to a release agreement between himself and the Company, he received a cash payment of $49,000 and caused the satisfaction of a $3,000 promissory note due from the Company as consideration for the shares retired. The net redemption price of $46,000 amounted to $0.001 per share of common stock. The redemption and ultimate retirement of the common shares has been accounted for as treasury stock transaction (Note 2).

Common Shares Issued in Satisfaction of Debt

In June 2004 the Company issued 500,000 shares of its common stock in consideration of the satisfaction of two notes with a combined face value of $500,000.

Sale of Equity Units

In August 2004, the Company sold 370,370 equity units to one party who had previously loaned the Company money through a private placement offering. Each equity unit was comprised of one share of the Company's common stock and one warrant to purchase a share of the Company's common stock. The per equity unit price was $1.35 for an aggregate value of $500,000. The warrant granted the holder the right to acquire the Company's stock at an exercise price of $1.50 per share, with an exercise period that expired 24 months after the unit's purchase by the investor.

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

7.	Equity Transactions, Continued

Warrant Activity

Warrants Issued

In August 2004 as part of its private placement offering, the Company sold equity units. Each unit consisted of one share of the Company's common stock and one warrant to acquire one share of the Company's common stock at $1.50 per share with an exercise period that expired 24 months after the unit's purchase by the investor.

A summary of stock warrants follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at December 31, 2004	370,370	$1.50
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2005	370,370	$1.50

All warrants are exercisable at the time of issuance. The following table summarizes information about warrants at December 31, 2005:

	Warrants
	Outstanding at
Exercise Price	December 31, 2005	Remaining Life
$ 1.50	370,370	0.83

Reservation of Common Stock

As of December 31, 2005, the Company has reserved for future issuance common stock as follows:

Warrants	370,370

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2005 and
For Each of the Two Years in the Period Ended December 31, 2005 and
For the Period From March 22, 2002 (Inception) to December 31, 2005

8.	Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the periods.

The computations of basic and diluted loss per common share are as follows:

			For the
			Period From
			March 22, 2002
	For the Year Ended December 31		(Inception) to
	2005	2004	2005
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(554,512)	$(564,111)	$(1,143,375)
Denominator:
Weighted average shares - basic and diluted	41,870,370	59,112,123	77,583,288
Loss per common share, basic and diluted	$(0.0132)	$0.0095	$(0.0147)

The effect of the potentially dilutive securities was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.