Form 10QSB
period 2006-03-31
KEY GOLD CORP
filed 2006-05-23
CIK 1174259

As filed with the Securities and Exchange Commission on May 23, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File No. 000-50660

KEY GOLD CORPORATION
(Exact Name of Small Business Issuer in its Charter)

Nevada	98-0372619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1942 Broadway, Suite 216, Boulder, Colorado 80302
(Address and telephone number of Principal Executive Offices)

(303) 323-1927
(Issuer’s Telephone Number, Including Area Code)

[Missing Graphic Reference]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Number of shares outstanding as of the close of business on May 16, 2006:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	41,870,370

Transitional Small Business Disclosure Format (Check one): Yes ☐              No   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Key Gold Corporation
(A Company in the Development Stage)
Financial Statements
As of March 31, 2006 and
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to March 31, 2006

Key Gold Corporation
(A Company in the Development Stage)

Index to the Financial Statements

(Unaudited)

As of March 31, 2006 and
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to March 31, 2006

Financial Statements of Key Gold Corporation (A Company in the Development Stage):

Balance Sheet as of March 31, 2006 (Unaudited)	1

Statements of Operations For Each of the Three-Month Periods Ended March 31, 2006
and 2005 and for the Period from March 22, 2002 (Inception) to March 31, 2006 (Unaudited)	2

Statements of Cash Flows For Each of the Three-Month Periods Ended March 31, 2006
and 2005 and for the Period From March 22, 2002 (Inception) to March 31, 2006 (Unaudited)	3

Notes to the Financial Statements	5

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(A Company in the Development Stage)

Balance Sheet

March 31, 2006

ASSETS
Current assets:
Cash	$12,713
Prepaid expenses	28,614
Total current assets	41,327
Equipment, net	1,289
Total assets	$42,616

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$29,540
Accrued payable - related party	13,380
Total liabilities	42,920
Commitments and contingencies
Shareholders' deficit
Common stock, $.001 par value, 200,000,000 shares authorized, 1,870,000 shares issued and outstanding	41,870
Additional paid in capital	1,214,130
Deficit accumulated during the development stage	(1,256,304)
Total shareholders' deficit	(304)
Total liabilities and shareholders' deficit	$42,616

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(A Company in the Development Stage)

Statements of Operations

(Unaudited)

For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to March 31, 2006

			For the
			Period From
			March 22, 2002
	For the Three-Month Period Ended		(Inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
Operating expenses:
Exploration fees	$-	$-	$149,988
General and administrative	11,564	28,062	234,257
Professional and consulting fees	16,865	40,144	394,179
Consulting fees - related party	22,500	22,500	200,880
Total operating expenses	50,929	90,706	979,304
Interest expense	-	-	215,000
Net loss	$(50,929)	$(90,706)	$(1,194,304)
Net loss per common share	$(0.0012)	$(0.0022)	$(0.0180)
Weighted average number of shares outstanding	41,870,370	41,870,370	66,257,181

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(A Company in the Development Stage)

Statements of Operations

(Unaudited)

For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to March 31, 2006

			For the
			Period From
			March 22, 2002
	For the Three-Month Period Ended		(Inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
Cash flows from operating activities:
Net loss	$(50,929)	$(90,706)	$(1,194,304)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation	79	-	289
Interest expense recorded on debt to equity conversion	-	-	215,000
Changes in operating assets and liabilities:
Prepaid expenses	10,633	2,351	(28,614)
Accounts payable and accrued expenses	17,760	(17,540)	42,921
Net cash used in operating activities	(22,457)	(105,895)	(964,708)
Cash flows used in investing activities:
Additions to property and equipments	-	-	(1,579)
Net cash used in investing activities	-	-	(1,579)
Cash flows provided by financing activities:
Proceeds from issuance of notes	-	-	500,000
Proceeds from a note from the then Chairman,
Chief Executive Officer and majority shareholder	-	-	3,000
Amount paid to the then Chairman, Chief Executive Officer and majority
shareholder in connection with the Release Agreement	-	-	(49,000)
Proceeds from issuance of common stock and warrants,
net of related offering costs and expenses	-	-	525,000
Net cash provided by financing activities	-	-	$979,000
Net increase (decrease) in cash	$(22,457)	$(105,895)	12,713
Cash - beginning of period	35,170	631,114	-
Cash - end of period	$12,713	$525,219	$12,713

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(A Company in the Development Stage)

Statements of Operations

(Unaudited)

For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to March 31, 2006

1.         Interim Presentation

The accompanying condensed interim financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 and for the period from March 22, 2002 (inception) to March 31, 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2005.

2.        Description of Business and Development Stage Operations

The Company was incorporated in March 2002 in the state of Nevada. On May 17, 2004 , the Chairman, Chief Executive Officer and majority shareholder (the "former officer") resigned and a new sole director and management were put in place. At the same time as the former officer's resignation, he entered into a mutual release agreement (the "Agreement") with the Company; which among other things, provided for the redemption by the Company of all of his shares that were recorded as a treasury stock transaction.
The Company's original business plan was to pursue funding for geological mapping of a specified region in China and Mongolia with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. The Company has ceased these activities in Asia and is seeking other exploration opportunities. The Company anticipates funding its operations for the next twelve months through loans and additional equity financing as required.

3.        Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, the Company has determined the estimated fair value of financial instruments using available market information and

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006 and
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to March 31, 2006

3.        Summary of Significant Accounting Policies, Continued

Fair Value of Financial Instruments, Continued

appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Cash and Equivalents

Cash is comprised of an amount held in the Company's outside counsel's trust fund account and two business checking accounts. The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. There are no cash equivalents as of March 31, 2006 The Company has no requirement for compensating balances. The Company had no cash balances that exceeded the federally insured limits at March 31, 2006.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006 and
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to March 31, 2006

3.        Summary of Significant Accounting Policies, Continued

Use of Estimates and Assumptions, Continued

obligations in the financial statements and accompanying notes. Our most significant assumptions are employed in estimates used in the determination of the deferred income tax asset valuation allowance, accrued obligations, and estimating stock-based charges. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (R), Share-Based Payment. This Statement eliminates the use of the intrinsic value method described in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted the provisions of Statement No. 123 (R) on January 1, 2006, when it became a mandatory requirement. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

4.        Exploration

Fencheng, China Gold Venture

In May 2004, the Company entered an agreement to pursue mineral exploration in China. During the year ended December 31, 2004, the Company made a payment of $88,462 for professional fees related to the documentation for this investment and through December 31, 2005, the Company incurred exploration costs of $43,283 on this project. The Company has abandoned its interest in this project as of December 31, 2005 and has no further interest nor does it have any further obligations.

Mongolian Gold Venture

In March 2005, the Company entered into an exploration agreement in Mongolia. Through December 31, 2005, the Company incurred exploration costs of $106,705 on this project. As a result of proposed tax changes in Mongolia, the Company does not believe that it is economically feasible to continue with this project. The Company incurred no costs on this project subsequent to December 31, 2006.

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006 and
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to March 31, 2006

5.        Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the quarters ended March 31, 2006 and 2005 and for the period from March 22, 2002 (inception) to March 31, 2006 of $(50,929), $(90,706) and $(1,194,304), respectively. Despite its negative cash flows from operations of $(22,457) and $(105,895) and $(964,708) for the three-month periods ended March 31, 2006 and 2005 and for the period from March 22, 2002 (inception) to March 31, 2006, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan at March 31, 2006, the Company does not have sufficient resources to continue implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

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

Facility Lease with an Entity Controlled by a Related Party

The Company, through an entity controlled by its Chief Executive Officer, leases office space in Vancouver, British Columbia. This lease commenced on January 1, 2005, requires a monthly payment of approximately $2,509 plus common area fees, is on a month-to-month basis, and can be terminated at any time by either party.

Facility Lease

The Company also leases office space in Boulder, Colorado. The lease commenced on June 15, 2004 and was renewed for another twelve month term on June 15, 2005. The average monthly minimum payment was $692 for the three-month period ended March 31, 2006.

The minimum commitment under this lease is $2,820 for the six months through June 2006. Rent expense for the three-month periods ended March 31, 2006 and 2005 and for the period from March 22, 2002 (inception) to March 31, 2006 amounted to $9,042, $10,077, and $61,223, respectively.

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006 and
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to March 31, 2006

5.        Commitments and Contingencies, Continued

Litigation

The Company is not aware of any litigation matters pending or threatened as of March 31, 2006 that will materially affect the Company's financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Consulting Agreement with Related Party

The Company has a two year corporate services agreement with an entity that is controlled by the Company's Chief Executive Officer that was entered into in April 2004. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the entity for various corporate and administrative services and was extended through March 2007. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The corporate services agreement resulted in the recognition of $22,500 as consulting fee-related party for the each of the three-month periods ended March 31, 2006 and 2005, respectively. For the period from March 22, 2002 (iunception) to March 31, 2006, the consulting fee - related party was $200,880. At March 31, 2006, the Company has $13,380 due to the related party as an accrued payable - related party under this agreement.

6.        Equity Transactions

Warrants

In August 2004 as part of its private placement offering, the Company sold equity units. Each unit consisted of one share of the Company's common stock and one warrant to acquire one share of the Company's common stock at $1.50 per share with an exercise period that expired 24 months after the unit's purchase by the investor. None of the 370,370 warrants issued have been exercised, all are exercisable, and all are outstanding at March 31, 2006.

Reservation of Common Stock

As of March 31, 2006, the Company has reserved for future issuance common stock as follows:

Warrants	370,370

Key Gold Corporation
(A Company in the Development Stage)

Notes to the Financial Statements

As of March 31, 2006 and
For Each of the Three-Month Periods Ended March 31, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to March 31, 2006

7.        Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the periods.

The computations of basic and diluted loss per common share for the three-month periods ended March 31, 2006 and 2005 and for the period from March 22, 2002 (inception) to March 31, 2006 are as follows:

			For the
			Period From
			March 22, 2002
	For the Three-Month Period Ended		(Inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(50,929)	$(90,706)	$(1,194,304)
Denominator:
Weighted average shares - basic and diluted	41,870,000	41,870,370	66,257,181
Loss per common share, basic and diluted	$(0.0012)	$(0.0022)	$0.0180

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

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management's expectations. These statements may be identified by their use of words like "plans", "expect", "aim", "believe", "projects", "anticipate", "intend", "estimate", "will", "should", "could" and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, further changes in our business direction or strategy; competitive factors, oil and gas exploration uncertainties, and an inability to attract, develop, or retain technical, consulting, managerial, agents, or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Overview of the Company

We are a start-up, development stage company and have not yet generated or realized any revenues from our business operations.

In May 2004, we adopted a new business plan to pursue funding for geological mapping of a specified region in China with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. We expanded the scope of our expected exploration and mining activities to Mongolia.

We have ceased our participation in the exploration project in China, and due to a proposed tax law change in Mongolia, have concluded that it is no longer financially viable to continue exploration activities in Mongolia. Through March 31, 2006 we incurred exploration costs of $43,283 and $106,705 in China and Mongolia, respectively. None of these amounts were incurred during the three month period ended March 31, 2006. We are currently seeking other exploration opportunities. We have not as yet identified any new ventures.

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

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

From inception to March 31, 2006, we had a loss of $(1,194,304). Over one-half of this amount was generated during the year ended December 31, 2005,with the balance generated in the 2004 fiscal year.

Operating expenses decreased from $90,706 during the three month period in 2005 to $50,929 during the same period in 2006. An analysis of the increases in the operating expenses and the relevant components is set forth below.

We began our initial Asian exploration activities in China during the second half of 2004, and expanded these activities from China to Mongolia during 2005. We have halted our exploration activities in Asia during 2005.We have not commenced any new exploration during 2006. We incurred no exploration during either of the three month periods.

During the three month period ended March 31, 2006, professional and consulting fees totaled $39,365, compared to $62,644 in the same period of 2005. These amounts included consulting fees to a related party of $22,500 during the three month periods in both 2006 and 2005. The decrease in 2006 relates to a decline in our activities since we halted on exploration activities in Asia.

We have no permanent employees and do not expect to hire any employees. We utilize contract services and consultants to perform our administrative services.

The advertising campaign we undertook in 2004 was completed in the first quarter of 2005. We have not resumed advertising activities.

Liquidity and Capital Resources

As of March 31, 2006, our total assets were $42,616 and our total liabilities were $42,920, all of which were current, resulting in negative working capital of $(1,593). As of December 31, 2005, our total assets were $75,785 (of which $74,417 were current) and our total liabilities were $25,160 (all of which were current), resulting in working capital of $53,625. The decrease in total assets is a result of a decrease in cash, which was used in operations during the three month period ended March 31, 2006.

Despite our negative cash flows from operation of $22,456 for the three month period ended March 31, 2006 and from inception through March 31, 2006 of $964,895 we have been able to obtain additional operating capital through private equity funding sources. However, we do not have sufficient working capital to continue our exploration activities, which now have been halted. Management's plan includes new exploration opportunities and eventual implementation of our business plan. We have relied upon equity funding and loans from stockholders since inception.

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

PART II OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description of Document

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY GOLD CORPORATION
(Registrant)

May 23, 2006	/s/ John Anderson
John Anderson
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and Director