Form 10QSB
period 2006-06-30
KEY GOLD CORP
filed 2006-08-24
CIK 1174259

As filed with the Securities and Exchange Commission on August 24, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended June 30, 2006

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

Number of shares outstanding as of the close of business on August 21, 2006:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	41,870,370

Transitional Small Business Disclosure Format (Check one): Yes ☐              No   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.
(A Company in the Development Stage)
Consolidated Financial Statements
As of June 30, 2006 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to June 30, 2006

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.
(A Company in the Development Stage)

Index to the Consolidated Financial Statements

As of June 30, 2006 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to June 30, 2006

Consolidated Financial Statements of Key Gold Corporation (formerly DDI International Inc.) (A Company in the Development Stage):

Consolidated Balance Sheet as of June 30, 2006	1

Consolidated Statements of Operations For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and for the Period from March 22, 2002 (Inception) to June 30, 2006	2

Consolidated Statements of Cash Flows For Each of the Six-Month Periods Ended June 30, 2006 and 2005 and for the Period From March 22, 2002 (Inception) to June 30, 2006	3

Notes to the Consolidated Financial Statements as of June 30, 2006 and For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and for the Period From March 22, 2002 (Inception) to June 30, 2006	4

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.)
(A Company in the Development Stage)

Consolidated Balance Sheet

June 30, 2006

ASSETS
Current assets:
Cash	$62,695
Total current assets	62,695
Office equipment, less accumulated depreciation of $368	1,210
Total assets	$63,905
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$49,305
Accrued expenses - related party	42,697
Total current liabilities	92,002
Commitments and contingencies
Shareholders' equity:
Common stock, $.0001 par value, 200,000,000 shares authorized, 41,870,370 shares issued and outstanding	42,870
Additional paid in capital	1,273,130
Deficit accumulated during the development stage	(1,344,097)
Total shareholders' equity	(28,097)
Total liabilities and shareholders' equity	$63,905

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.)
(A Company in the Development Stage)

Consolidated Statements of Operations

For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to June 30, 2006

					For the
					Period From
					March 22, 2002
	For the Three-Month Period Ended		For the Six-Month Period Ended		(Inception) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Operating expenses:
Exploration costs		$107,218		$139,401	$149,988
General and administrative	$14,075	46,073	$25,639	74,136	248,412
Professional and consulting fees	51,217	66,268	68,082	74,228	445,396
Consulting fees - related party	22,500	22,500	45,000	45,000	223,300
Total operating expenses	87,792	242,059	138,721	332,765	1,067,096
Interest income (expense)	-	10	-	10	(215,000)
Net loss	$(87,792)	$(242,069)	$(138,721)	$(332,775)	$1,282,096
Net loss per common share	$(0.002)	$(0.006)	$(0.003)	$(0.008)	$(0.018)
Weighted average number of shares outstanding	41,870,370	41,870,370	41,870,370	41,870,370	72,178,574

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.)
(A Company in the Development Stage)

Consolidated Statements of Cash Flows

For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to June 30, 2006

			For the
			Period From
			March 22, 2002
	For the Six-Month Period Ended		(Inception) to
	June 30, 2006	June 30, 2005	June 30, 2006
Cash flows from operating activities:
Net loss	$(138,721)	$(332,775)	$(1,282,096)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	158	-	368
Interest expense recorded on debt to equity conversion	-	-	215,000
Changes in operating assets and liabilities:
Prepaid expenses and other	39,246	(3,500)	-
Accounts payable and accrued expenses	24,145	(8,540)	49,305
Due to related party	42,697	-	42,697
Net cash used in operating activities	(32,475)	(344,815)	(974,726)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of notes	-	500,000	500,000
Proceeds from a note from the then Chairman, Chief Executive Officer and majority shareholder	-	3,000	3,000
Amount paid to the then Chairman, Chief Executive Officer and majority shareholder in connection with the Release Agreement	-	(49,000)	(49,000)
Proceeds from the issuance of common stock and warrants, net of related offering costs and expenses	60,000	-	60,000
Net cash provided by financing activities	60,000	454,000	1,039,000
Cash flows used in investing activities:
Purchase of office equipment	-	-	(1,579)
Net cash flows used in investing activities	-	-	(1,579)
Net increase in cash	27,525	109,185	62,695
Cash - beginning of period	35,170	2,950	-
Cash - end of period	$62,695	$112,135	$62,695

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of June 30, 2006 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to June 30, 2006

1.	Interim Presentation

The accompanying condensed interim financial statements as of June 30, 2006 and for the three-and six-month periods ended June 30, 2006 and 2005 and for the period from March 22, 2002 (inception) to June 30, 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2005.

Certain quarterly, year-to-date and inception-to-date amounts have been reclassified to conform to the current period presentation.

2.	Description of Business and Development Stage Operations

The Company was incorporated in March 2002 in the state of Nevada. On May 17, 2004, the Chairman, Chief Executive Officer and majority shareholder (the "former officer") resigned and a new sole director and management were put in place. At the same time as the former officer's resignation, he entered into a mutual release agreement (the "Agreement") with the Company, which among other things, provided for the redemption by the Company of all of his shares that were recorded as a treasury stock transaction.

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

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of June 30, 2006 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to June 30, 2006

3.	Summary of Significant Accounting Policies, Continued

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

Cash and Cash Equivalents

Cash is comprised of an amount held in the Company's outside counsel's trust fund account and two business checking accounts. The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. There are no cash equivalents as of June 30, 2006. The Company has no requirement for compensating balances. The Company had no cash balances that exceeded the federally insured limits at June 30, 2006.

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

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of June 30, 2006 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to June 30, 2006

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

Fencheng, China Gold Venture

In May 2004, the Company entered an agreement to pursue mineral exploration in China. During the year ended December 31, 2004, the Company made a payment of $88,462 for professional fees related to the documentation for this investment, and through December 31, 2005, the Company incurred exploration costs of $43,283 on this project. The Company has abandoned its interest in this project as of December 31, 2005 and has no further interest, nor any further obligations, in this project.

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of June 30, 2006 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to June 30, 2006

4.	Exploration, Continued

Mongolian Gold Venture

In March 2005, the Company entered into an exploration agreement in Mongolia. Through December 31, 2005, the Company incurred exploration costs of $106,705 on this project. As a result of proposed tax changes in Mongolia, the Company does not believe that it is economically feasible to continue with this project. The Company incurred no costs on this project subsequent to December 31, 2005 and has no further interest, nor any further obligations, in this project.

5.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the six month period ended June 30, 2006 and for the period from March 22, 2002 (inception) to June 30, 2006 of $(138,721), and $(1,282,096), respectively. Despite its negative cash flows from operations of $32,475, and $974,726 for the six-month period ended June 30, 2006 and for the period from March 22, 2002 (inception) to June 30, 2006, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan; however, at June 30, 2006, the Company does not have sufficient resources to continue implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

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

Facility Lease with an Entity Controlled by a Related Party

The Company, through an entity controlled by its Chief Executive Officer, leases office space in Vancouver, British Columbia. This lease commenced on January 1, 2005, requires a monthly payment of approximately $2,509 plus common area fees, is on a month-to-month basis, and can be terminated at any time by either party. The Company is subleasing a portion of this space on a month to month basis for $900 a month.

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of June 30, 2006 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to June 30, 2006

5.	Commitments and Contingencies, Continued

Facility Leases

The Company also leases office space in Boulder, Colorado. The lease commenced on June 15, 2004 and was renewed for another twelve month term on June 15, 2005. The lease term became month-to-month on June 15, 2006. The average monthly minimum payment was $600 for the six-month period ended June 30, 2006.

The minimum commitment under this lease is $3,600 for the six month period ended June 2006. Rent expense for the three-and six-month periods ended June 30, 2006 and 2005 and for the period from March 22, 2002 (inception) to June 30, 2006 is summarized below.\

					Period From
					March 22,
					2002
					(Inception)
	Three Month Periods Ended		Six Month Periods Ended		through
	June 30,	June 30,	June 30,	June 30,	June 30
	2006	2005	2006	2005	2006
Related party	$7,527	$7,527	$15,054	$15,054	$45,162
Sublease	(2,700)	-	(4,500)	-	(4,500)
Net	4,827	7,527	10,554	15,054	40,662
Colorado	1,800	1,800	3,600	3,600	14,700
Rent expense	$6,627	$9,327	$14,154	$18,654	$55,362

Litigation

The Company is not aware of any litigation matters pending or threatened as of June 30, 2006 that will materially affect the Company's financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Consulting Agreement with Related Party

The Company has a two year corporate services agreement with an entity that is controlled by the Company's Chief Executive Officer that was entered into in April 2004. The agreement was extended through March 2007. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the entity for various corporate and administrative services. Upon expiration of the agreement, either party may renew for a term of one year or longer, if

Key Gold Corporation and Subsidiary
(formerly DDI International Inc.)
(A Company in the Development Stage)

Notes to the Consolidated Financial Statements

As of June 30, 2006 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to June 30, 2006

5.	Commitments and Contingencies, Continued

Consulting Agreement with Related Party, Continued

desired. The corporate services agreement resulted in the recognition of $22,500 and $45,000 as consulting fee-related party for the each of the three-and six month periods ended June 30, 2006 and 2005, respectively. For the period from March 22, 2002 (inception) to June 30, 2006, the consulting fee - related party was $223,300. At June 30, 2006, the Company has $42,697 due to the related party as an accrued payable - related party under this agreement and for advances made to the Company by the Company’s Chief Executive Officer.

6.	Equity Transactions

Warrants Issued

In August 2004, as part of a private placement offering, the Company sold equity units. Each unit consisted of one share of the Company's common stock and one warrant to acquire one share of the Company's common stock at $1.50 per share with an exercise period that expired 24 months after the unit's purchase by the investor. None of the 370,370 warrants issued have been exercised, but all are exercisable and outstanding at June 30, 2006.

In June 2006, the Company sold one million of its common shares to an existing shareholder for net consideration of $60,000.

Reservation of Common Stock

As of June 30, 2006, the Company has reserved for future issuance 370,370 shares of its common stock to be issued upon exercise of outstanding warrants.

7.	Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the periods.

The effect of the potentially dilutive securities was not included in the computation of diluted loss per share because to do so would have been antidilutive for the periods presented.

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

We have ceased our participation in the exploration project in China, and due to a proposed tax law change in Mongolia, have concluded that it is no longer financially viable to continue exploration activities in Mongolia. Through June 30, 2006 we incurred exploration costs of $43,283 and $106,705 in China and Mongolia, respectively. None of these amounts were incurred during the three or six month periods ended June 30, 2006. We have no further interests in, or obligations to, either of these projects. We are currently seeking other exploration opportunities. We have not as yet identified any new ventures.

On September 1, 2004, we closed a private placement financing for the issuance of 370,370 shares of our common stock for the aggregate consideration of $500,000 at a deemed price of $1.35 per share. Additionally, we granted one full warrant for each share purchased with an exercise price of $1.50 per share. Each warrant has a term of two years. In June 2006 we sold one million of our common shares at $0.06 per share to an existing shareholder.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2006 and 2005

From inception to June 30, 2006, we had a loss of $(1,282,096). Over one-half of this amount was generated during the year ended December 31, 2005, with the balance generated in the 2004 fiscal year.

Operating expenses decreased during the three and six month periods in 2006 compared to the same periods in 2005 as we have reduced our activities to a minimum level. Our expenses during 2006 have been limited to professional fees, rent, utilities and other office expenses during this year. We do not expect to increase our expenses until we determine our business strategy and are able to raise additional capital.

We began our initial Asian exploration activities in China during the second half of 2004, and expanded these activities from China to Mongolia during 2005. We halted our exploration activities in Asia during 2005. We have not commenced any new exploration during 2006. We incurred no exploration during either of the three month periods in the six month period ended June 30, 2006.

During the three and six month periods ended June 30, 2006, professional and consulting fees totaled $51,217 and $68,082, respectively, compared to $66,268 and $74,228 in the same periods of 2005, respectively. These amounts did not include consulting fees to a related party of $22,500 and $45,000 during each of the three- and six- month periods in both 2006 and 2005, respectively. The decrease in 2006 relates to a decline in our activities since we halted on exploration activities in Asia.

We have no permanent employees and do not expect to hire any employees. We utilize contract services and consultants to perform our administrative services.

The advertising campaign we undertook in 2004 was completed in the first quarter of 2005. We have not resumed advertising activities.

Liquidity and Capital Resources

As of June 30, 2006, our total assets were $62,695 and our total liabilities were $92,002, all of which were current, resulting in negative working capital of $(29,307). As of December 31, 2005, our total assets were $75,785 (of which $74,417 were current) and our total liabilities were $25,160 (all of which were current), resulting in working capital of $53,625. The decrease in total assets is a result of a decrease in cash, which was used in operations during the six month period ended June 30, 2006, partially offset by the sale of one million of our common shares for $60,000, which occurred in June 2006.

Despite our negative cash flows from operation of $32,475 for the six month period ended June 30, 2006 and from inception through June 30, 2006 of $974,726, we have been able to obtain additional operating capital through private equity funding sources. However, we do not have sufficient working capital to continue our exploration activities, which now have been halted. Management's plan includes new exploration opportunities and eventual implementation of our business plan. We have relied upon equity funding and loans from stockholders since inception.

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

Plan of Operation for the Next Twelve Months

We do not have the economic resources to meet our operating capital needs during the next 12 months. We will need to raise additional capital through by additional loans or private capital stock transactions. There can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2006, the Company sold one million of its common shares to not less than one existing stockholder for net consideration of $60,000. The issuance was exempt from the registration requirements of the Securities Act of 1933, pursuant to the provisions of Regulation S.

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

KEY GOLD CORPORATION

(Registrant)

August 24, 2006	/s/ John Anderson
John Anderson
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and Director