Form 10QSB
period 2006-09-30
KEY GOLD CORP
filed 2006-11-15
CIK 1174259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to _______________

Commission File No. 000-50660

KEY GOLD CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0372619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1942 Broadway, Suite 216, Boulder, Colorado 80302
(Address of principal executive offices)

(303) 323-1927
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

Number of shares outstanding as of the close of business on November __, 2006:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	41,870,370

Transitional Small Business Disclosure Format (Check one):     Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Key Gold Corporation
(formerly DDI International Inc.
(A Company in the Development Stage)

Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

Key Gold Corporation
(formerly DDI International Inc.
(A Company in the Development Stage)

Index to the Financial Statements

As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

Financial Statements of Key Gold Corporation (formerly DDI International Inc.) (A Company in the Development Stage):

Balance Sheet as of September 30, 2006	1

Statements of Operations For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and for the Period from March 22, 2002 (Inception) to September 30, 2006	2

Statements of Cash Flows For Each of the Nine-Month Periods Ended September 30, 2006 and 2005 and for the Period From March 22, 2002 (Inception) to September 30, 2006	3

Notes to the Financial Statements as of September 30, 2006 and For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and for the Period From March 22, 2002 (Inception) to September 30, 2006	5

Key Gold Corporation
(formerly DDI International Inc.)
(A Company in the Development Stage)
Balance Sheet
September 30, 2006

ASSETS
Current assets:
Cash	$1,340
Total current assets	1,340
Office equipment, less accumulated depreciation of $447	1,131
Total assets	$2,471
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$21,330
Due to related party	68,239
Total current liabilities	89,569
Commitments and contingencies
Shareholders’ deficit:
Common stock, $.0001 par value, 200,000,000 shares authorized, 42,870,370 shares issued and outstanding	42,870
Additional paid in capital	1,273,130
Deficit accumulated during the development stage	(1,403,098)
Total shareholders’ deficit	(87,098)
Total liabilities and shareholders’ deficit	$2,471

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(formerly DDI International Inc.)
(A Company in the Development Stage)
Statements of Operations
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

	For the Three-Month Period Ended		For the Nine-Month Period Ended		For the Period From March 22, 2002 (Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Operating expenses:
Exploration fees	-	$39,138	-	$178,539	$149,988
General and administrative	$10,143	58,766	$35,512	131,679	258,203
Professional and consulting fees	26,630	65,969	94,712	140,196	472,026
Consulting fees - related party	22,500	22,500	67,500	67,500	245,880
Total operating expenses	59,273	186,373	197,724	517,914	1,126,097
Interest expense	-	-	-	-	215,000
Net loss	$(59,273)	$(186,373)	$(197,724)	$(517,914)	$(1,341,097)
Net loss per common share	$0.00	$0.00	$0.00	$(0.01)	$(0.03)
Weighted average number of shares outstanding	42,872,370	41,870,370	41,871,370	41,640,902	41,871,370

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(formerly DDI International Inc.)
(A Company in the Development Stage)
Statements of Cash Flows
For Each of the Three-Month and nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

			For the
			Period From
			March 22, 2002
	For the Nine-Month Period Ended		(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
Cash flows from operating activities:
Net loss	$(197,724)	$(517,914)	$(1,341,097)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense recorded on debt to equity conversion	-	-	215,000
Depreciation	238	132	447
Changes in operating assets and liabilities:
Prepaid expenses	39,248	11,075	-
Accounts payable and accrued expenses	(3,830)	(7,617)	21,330
Due to related party	68,239	-	68,239
Net cash used in operating activities	(93,829)	(514,324)	(1,036,081)
Cash flows used in investing activities:
Investment in equipment	-	(1,579)	(1,579)
Net cash used in investing activities	-	(1,579)	(1,579)
Cash flows provided by financing activities:
Proceeds from issuance of notes	-	-	500,000
Proceeds from a note from the then Chairman, Chief Executive Officer and majority shareholder	-	-	3,000
Amount paid to the then Chairman, Chief Executive Officer and majority shareholder in connection with the Release agreement	-	-	(49,000)
Proceeds from the issuance of common stock and warrants, net of related offering costs and expenses	60,000	-	585,000
Net cash provided by financing activities	$60,000	-	$1,039,000

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(formerly DDI International Inc.)
(A Company in the Development Stage)
Statements of Cash Flows
For Each of the Three-Month and nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

			For the
			Period From
			March 22, 2002
	For the Nine-Month Period Ended		(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
Net increase (decrease) in cash	(33,829)	(515,903)	1,340
Cash - beginning of period	35,169	631,114	-
Cash - end of period	$1,340	$115,211	$1,340

Supplemental Disclosure of Non-Cash Financing Activities

Cash paid for interest
Cash paid for taxes

The accompanying notes are an integral part of the financial statements.

Key Gold Corporation
(formerly DDI International Inc.)
(A Company in the Development Stage)
Notes to the Financial Statements
As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

1.	Interim Presentation

The accompanying condensed interim financial statements as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 and for the period from March 22, 2002 (inception) to September 30, 2006 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company’s annual report on Form 10-KSB as of December 31, 2005.

Certain quarterly, year-to-date and inception-to-date amounts have been reclassified to conform to the current period presentation.

2.	Description of Business and Development Stage Operations

The Company’s original business plan was to pursue funding for geological mapping of a specified region in China and Mongolia with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. The Company has ceased these activities in Asia and is seeking other exploration opportunities. The Company anticipates funding its operations for the next twelve months through loans and additional equity financing as required.

3.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Fair Value of Financial Instruments

In accordance with the requirements of Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Key Gold Corporation
(formerly DDI International Inc.)
(A Company in the Development Stage)
Notes to the Financial Statements
As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

3.	Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

Cash is comprised of an amount held in the Company’s outside counsel’s trust fund account and two business checking accounts. The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents. There are no cash equivalents as of September 30, 2006. The Company has no requirement for compensating balances. The Company had no cash balances that exceeded federally insured limits at September 30, 2006.

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

Key Gold Corporation
(formerly DDI International Inc.)
(A Company in the Development Stage)
Notes to the Financial Statements
As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

3.	Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. The scope of SFAS No. 123R encompasses a wide range of share-based compensation arrangement, including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No. 123R (the modified prospective application) as of January 1, 2006. The adoption of SFAS No. 123R had no significant effect on the Company's loss per share or share-based compensation cost for either the three-month or the nine-month periods ended September 30, 2006.

4.	Exploration

Fencheng, China Gold Venture

In May 2004, the Company entered into an agreement to pursue mineral exploration in China. During the year ended December 31, 2004, the Company made a payment of $88,462 for professional fees related to the documentation for this investment and through December 31, 2005, the Company incurred exploration costs of $43,283 on this project. The Company has abandoned its interest in this project as of December 31, 2005 and has no further interest, nor any further obligations, in this project.

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

Key Gold Corporation
(formerly DDI International Inc.)
(A Company in the Development Stage)
Notes to the Financial Statements
As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

5.	Commitments and Contingencies

Financial Results, Liquidity and Management’s Plan

The Company has incurred net losses for the three-month and nine-month periods ended September 30, 2006 and for the period from March 22, 2002 (inception) to September 30, 2006 of $(59,273), $(197,724), and $(1,341,097), respectively. Despite its negative cash flows from operations of $(93,829) and $(1,036,081) for the nine-month period ended September 30, 2006 and for the period from March 22, 2002 (inception) to September 30, 2006, respectively, the Company has been able to obtain additional operating capital through private equity funding sources and advances from a related party. Management’s plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company’s common stock and borrowing or that the development and implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Facility Lease with an Entity Controlled by a Related Party

The Company, through an entity controlled by its Chief Executive Officer, leases office space in Vancouver, British Columbia. This lease commenced on January 1, 2005, requires a monthly payment of approximately $2,509 plus common area fees, is on a month-to-month basis, and can be terminated at any time by either party. The Company was subleasing a portion of this space on a month to month basis for $900 a month. This sublease ended in August 2006.

Facility Leases

The Company leases office space in Boulder, Colorado. The lease commenced on June 15, 2004 and was renewed for another twelve month term on June 15, 2005. The Company ended this lease effective July 1, 2006.

Rent expense for the three-and nine-month periods ended September 30, 2006 and 2005 and for the period from March 22, 2002 (inception) to September 30, 2006 is summarized below.

Key Gold Corporation
(formerly DDI International Inc.)
(A Company in the Development Stage)
Notes to the Financial Statements
As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

5.	Commitments and Contingencies, Continued

Facility Leases, Continued

					Period From
					March 22,
					2002
					(Inception)
	Three Month Periods Ended		Nine-Month Period Ended		through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
Vancouver - related party	$7,693	$7,527	$15,054	$15,054	$52,855
Sublease	(1,794)	-	(7,619)	-	(7,619)
Net	5,899	7,527	7,435	15,054	45,236
Colorado	-	1,800	3,600	3,600	14,700
Rent expense	$5,899	$9,327	$11,035	$18,654	$59,936

Litigation

The Company is not aware of any litigation matters or disputes pending or threatened as of September 30, 2006 that will materially affect the Company’s financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company’s business. The Company’s policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Consulting Agreement with Related Party

The Company has a one year corporate services agreement with an entity that is controlled by the Company’s Chief Executive Officer that was entered into in April 2006. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the entity for various corporate and administrative services. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The corporate services agreement resulted in the recognition of $22,500 and $67,500 as consulting fee-related party for the each of the three-and nine-month periods ended September 30, 2006 and 2005, respectively. For the period from March 22, 2002 (inception) to September 30, 2006, the consulting fee - related party was $245,800. At September 30, 2006, the Company has $68,239 due to the related party under this agreement and for advances made to the Company by the Company’s Chief Executive Officer.

Key Gold Corporation
(formerly DDI International Inc.)
(A Company in the Development Stage)
Notes to the Financial Statements
As of September 30, 2006 and
For Each of the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005 and
For the Period From March 22, 2002 (Inception) to September 30, 2006

6.	Equity Transactions

Lapsed Warrants

In August 2004 as part of a private placement offering, the Company sold equity units. Each unit consisted of one share of the Company’s common stock and one warrant to acquire one share of the Company’s common stock at $1.50 per share with an exercise period that expired 24 months after the unit’s purchase by the investor. None of the 370,370 warrants issued were exercised, and all expired in August 2006.

Sale of Shares for Cash

In June 2006 the Company sold one million of its common shares to an existing shareholder for net consideration of $60,000.

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

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current management’s expectations. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

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

We have ceased our participation in the exploration project in China, and due to a proposed tax law change in Mongolia, have concluded that it is no longer financially viable to continue exploration activities in Mongolia. Through September 30, 2006 we incurred exploration costs of $43,283 and $106,705 in China and Mongolia, respectively. None of these amounts was incurred during the three- or nine-month periods ended September 30, 2006. We have no further interests in, or obligations to, either of these projects. We are currently seeking other exploration opportunities. We have not as yet identified any new ventures.

On September 1, 2004, we closed a private placement financing for the issuance of 370,370 shares of our common stock for the aggregate consideration of $500,000 at a deemed price of $1.35 per share. Additionally, we granted one full warrant for each share purchased with an exercise price of $1.50 per share. Each warrant has a term of two years.  All of these warrants expired without exercise. In June 2006 we sold one million of our common shares at $0.06 per share to an existing stockholder.

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

Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2006 and 2005

From inception to September 30, 2006, we had a loss of $(1,341,369). Over one-half of this amount was generated during the year ended December 31, 2005, with the balance generated in the 2004 fiscal year.

Operating expenses decreased during the three- and nine-month periods in 2006 compared to the same periods in 2005 as we have reduced our activities to a minimum level. Our expenses during 2006 have been limited to professional fees, a monthly management fee, rent, utilities, and other office expenses during this year. We do not expect to increase our expenses until we determine our business strategy and are able to raise additional capital.

We began our initial Asian exploration activities in China during the second half of 2004, and expanded these activities from China to Mongolia during 2005. We halted our exploration activities in Asia during 2005.We have not commenced any new exploration during 2006. We incurred no exploration during the nine-month period ended September 30, 2006.

During the three- and nine-month periods ended September 30, 2006, professional and consulting fees totaled $26,630 and $94,712, compared to $65,969 and $140,196 in the same periods of 2005. These amounts did not include consulting fees to a related party of $22,500 and $67,500 during each of the three- and nine-month periods in both 2006 and 2005, respectively. The decrease in 2006 relates to a decline in our activities since we halted on exploration activities in Asia.

We have no permanent employees and do not expect to hire any employees. We utilize contract services and consultants to perform our administrative services.

The advertising campaign we undertook in 2004 was completed in the first quarter of 2005. We have not resumed advertising activities.

Liquidity and Capital Resources

As of September 30, 2006, our total assets were $2,471 and our total liabilities were $89,568, all of which were current, resulting in negative working capital of $(88,229). As of December 31, 2005, our total assets were $75,785 (of which $74,417 were current) and our total liabilhities were $25,160 (all of which were current), resulting in working capital of $53,625. The decrease in total assets is a result of a decrease in cash, which was used in operations during the nine-month period ended September 30, 2006 partially offset by the sale of one million of our common shares for $60,000, which occurred in June 2006.

Despite our negative cash flows from operation of $93,829 for the nine-month period ended September 30, 2006 and from inception through September 30, 2006 of $1,036,081, we have been able to obtain additional operating capital through private equity funding sources. However, we do not have sufficient working capital to continue our exploration activities, which now have been halted. Management’s plan includes new exploration opportunities and eventual implementation of our business plan. We have relied upon equity funding and loans from stockholders since inception.

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

Plan of Operation for the Next Twelve Months

We do not have the economic resources to meet our operating capital needs during the next 12 months. We will need to raise additional capital through by additional loan or private capital stock transactions. There can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan as we re-develop it. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

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

There has not been any change in our internal controls over financial reporting during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

KEY GOLD CORPORATION
(Registrant)

November 14, 2006	/s/ JOHN ANDERSON
John Anderson
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and Director