Form 10QSB/A
period 2006-09-30
KEY GOLD CORP
filed 2006-11-15
CIK 1174259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Number of shares outstanding as of the close of business on November 13, 2006:

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

KEY GOLD CORPORATION
(Registrant)

November 15, 2006	/s/ JOHN ANDERSON
John Anderson
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and Director