Form 10KSB
period 2006-12-31
Strategic Resources Ltd.
filed 2007-04-17
CIK 1174259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission File No: 000-46494

STRATEGIC RESOURCES LTD.
(Exact Name of Small Business Issuer in its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0372619 (I.R.S. Employer Identification No.)

1942 Broadway Suite 320 Boulder, Colorado (Address and telephone number of Principal Executive Offices)	80201 (Zip Code)

303-323-1927
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:	$0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2007	$56,820,518.20

Number of shares of Common Stock ($0.01 par value) outstanding as of the close of business on April 13, 2007:	67,070,370

Transitional Small Business Disclosure Format	Yes ☐	No ☒

STRATEGIC RESOURCES LTD.

PART I

Item 1. Description of Business

Business Overview

Strategic Resources Ltd. (“we”, “us”, “our”, or the “Company”) was incorporated in March 2002 in the state of Nevada. We adopted this name in December of 2006 in connection with our obtaining an option to purchase certain uranium properties in Argentina.

On December 1, 2006, we entered into a letter agreement that provided us (or our designee) with the option to purchase certain uranium properties from Somuncurah SRL, an Argentine entity. The properties consist of seven groups of uranium exploration properties covering an aggregate area of 29,950 hectares in the province of La Rioja, Argentina. The seven properties are located in proximity with many other exploration properties currently being explored by other companies or in proximity with properties previously claimed by the Argentine National Commission of Atomic Energy (“C.N.E.A.”).

On April 16, 2007, we entered into a letter agreement that provided us (or our designee) with the option to purchase an additional uranium property from Somuncurah SRL. We paid US$50,000.00 to exercise the option on April 16, 2007. The property is a uranium exploration property covering 80 hectares in the province of La Rioja, Argentina. We cannot provide any assurances that any of those other exploration properties or our properties will yield any amounts of uranium.

Our Properties

The Initial Properties

Management understands that prior operators on the initial properties performed considerable exploration work. All of the properties are close to paved roads and are in zones of moderate climate and topography. Management understands that the infrastructure is quite adequate for uranium exploration and development.

In order to maintain the option agreement for the initial properties, we are obligated to make the following payments to Somuncurah:
· On or before May 10, 2007	US$ 150,000.00
· On or before May 10, 2008	US$ 150,000.00
· On or before May 10, 2009	US$ 250,000.00
· On or before November 10, 2010	US$ 2,800,000.00

The names and areas covered by the initial properties are as follows:

· Guanchin	3,500 hectares
· Cuesta de Miranda	4,500 hectares
· Alpasinche	3,500 hectares
· Bolson de Paluqui	3,950 hectares
· Huaco	3,000 hectares
· Rincon de los Paez	5,500 hectares
· Cuesta de Miranda I	6,000 hectares
Total	29,950 hectares

Once we have made each of the payments, Somuncurah shall promptly convey the initial properties to us, free and clear of all liens and encumbrances, except for those that attached due to our action or inaction. We can decline to proceed with the purchase option for any of the properties by notifying Somuncurah at least 30 days in advance of the date of the next subsequent payment. The payment amounts thereafter to be made by us shall be proportionately reduced in the ratio of the hectares contained within the relinquished property to the 29,950 total. Somuncurah shall also reserve to itself or its assigns a 1.5% net smelter return royalty interest, to be determined and documented in accordance with industry standards.

The indicator uranium mineralization in the Guanchin property is contained in the metamorphic rocks primarily as copper - uranium mineralization and is evidenced by the presence of veinlets cutting through much of the shallow zones of the sediments.

The Guanchin and Cuesta de Miranda properties lie to the southeast of the Famatina chain, close to Chilecito City. Historic mining exploration works can be seen throughout much of the area and it is expected that those workings will guide additional exploration of the mineralized structures. The exploration guides are the sedimentary/metamorphic rocks of the Negro Peinado formation (Ordovicic). These rocks are surrounded by granites from the Ñuñorco formation (Devonic).

The Guanchin uranium mineralization is related to copper carbonates, copper sulphides, fluorite, calcite, and barite. The uranium minerals are uranofano and autunite close to the surface and pitchblende at depth. The mineralization is placed in lenses containing higher grade values in the core and low grade in the outer part of the lenses. Some preliminary sampling work performed in 2006 by previous operators on the old exploration works yielded high U3O8; however, there is no assurance that we will yield similar or any amounts of uranium. Preliminary mapping and radiometric recognition has also been done. Geological mapping and sampling works have been done, along with radiometric recognition.

The Alpasinche, Bolson de Palqui, and Huaco properties cover three different areas related to radiometric anomalies placed in the north, central, and south part of the Sierra de Velasco area of La Rioja. Alpasinche and Huaco have been located where a sizeable radiometric anomaly was detected, and is in proximity with a claim placed by the C.N.E.A. Bolson de Paluqui has radiometric anomalies and has the same geological formations as a former producing uranium mine named Los Colorados to which it is proximate.

The Rincon de los Paez property is placed in the south-west part of the Sierra de Sañogasta and Sierra de Vilgo, belonging to the same geological formations as the Guanchin and Cuesta de Miranda cateos. The mineralization is related to fluorite, barite, and calcite veins, together with copper.

The Subsequent Property

In order to maintain the option agreement for the subsequent property, we are obligated to make the following payments to Somuncurah:

· On or before September 14, 2007	US$ 50,000.00
· On or before March 14, 2008	US$ 50,000.00
· On or before September 14, 2008	US$ 50,000.00
· On or before March 14, 2009	US$ 75,000.00
· On or before September 14, 2009	US$ 75,000.00
· On or before March 14, 2010	US$ 75,000.00
· On or before September 14, 2010	US$ 75,000.00
· On or before March 14, 2011	US$ 350,000.00

The name and area covered by the subsequent property is as follows:
· San Sebastian	80 hectares

Once we have made each of the payments, Somuncurah shall promptly convey the subsequent property to us, free and clear of all liens and encumbrances, except for those that attached due to our action or inaction. We can decline to proceed with the purchase option for the subsequent property by notifying Somuncurah at least 30 days in advance of the date of the next subsequent payment. Somuncurah shall also reserve to itself or its assigns a 1.5% net smelter return royalty interest, to be determined and documented in accordance with industry standards.

The San Sebastian property is located approximately 75 kilometers west-northwest of La Rioja, via national highway 40. The main uranium host rock is a strongly altered, highly fractured and sheared quartzite/siltstone. Mineralization appears to follow high angle structures striking north-northwest and east-west. Alteration minerals include dark purple fluorite, barite, copper oxides, carnotite, quartz, iron and manganese oxides. Radiometric survey of the various trenches, open slot cuts and shallow drifts produced gamma anomalies ranging between 2,000 to 8,000 cps with an average background of approximately 500 cps.

At the San Sebastian property, there is strong evidence of structural control within meta-sedimentary host rocks resulting in localized concentrations of uranium. Field observations indicate the presence of widespread uranium mineralization within various excavations and mine working over an area measuring approximately 0.5 km2. The mineral assemblage and open space habit of mineralization are consistent with a low temperature environment. The near surface occurrence and oxidized nature of the mineralization suggests that uranium leaching may have occurred on the property.

Recent Financing

In the fourth quarter of 2006 and the first quarter of 2007, we raised $1,011,920 in a private placement of units of our equity securities. Each unit consisted of one share of our common stock and one warrant for the purchase of an additional share of our common stock. The per-unit purchase price was $0.04. The exercise price of the warrant is $0.07. The warrant will be exercisable between April 1, 2007, and the one-year anniversary of the closing of the offering. We plan to use the funds generated by the sale of the 25.3 million units and by the exercise of the warrants (as to which exercise there can be no assurance) primarily in connection with our new uranium projects in Argentina and for general corporate purposes.

Our History

Our original name had been DDI International Inc., and our initial business plan had been to develop a dental portal that was to provide assistance and information to dentists, consumers, and industry providers in the dental industry. On May 17, 2004, we changed our name to Key Gold Corporation and revised our business plan to pursue funding for geological mapping of a specified region in China with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. In connection with that name change, our Chairman, Chief Executive Officer, and majority stockholder resigned and a new sole director and management were appointed. In 2005, we expanded our efforts into Mongolia, taking advantage of our knowledge of geological occurrences in various mining and prospecting areas in the country.

During the early part of 2005, we worked on a reconnaissance program to confirm work previously done by our joint venture partner with respect to its exploration projects in Mongolia, which joint venture partner holds key mineral licenses. We decided to commence a shallow drill program on the first of the targets identified by the reconnaissance program. During the period between May 28, 2005, and June 8, 2005, we completed a six-hole, 430 meter reverse circulation (“RC”) drilling program at the Uhaa Hudag gold prospect located in the south Gobi Desert of south-central Mongolia. All of the six RC holes, numbered UH05-01 to UH05-06, were inclined to the north at -45º and drilled to depths ranging from 54 to 100 meters. The objective of the program was to test for near-surface, bulk mineable, oxide gold mineralization by undercutting a series of trenches where assay results for channel sampling proved encouraging, with widths of up to 79 meters grading 1.96 grams per tonne of gold. Although two previous rounds of drilling were completed on the property by the joint venture partner in 1997 and in 2003, these programs did not adequately test the mineralizing system due to either poor drill core recovery techniques or the inconsistencies in the mineralization.

In August of 2005, we sent two geologists to conduct further reconnaissance work in the northeastern part of Mongolia exploring the Tsaigan and Hu Chuluu concessions controlled by a private Canadian company. Based on the initial results of the reconnaissance work, we and the private company agreed in principal the basic terms of an earn-in joint venture relationship. These terms were never finalized as we were waiting for clarification from the Mongolian government on its proposed mineral tax legislation.

On May 12, 2006, the parliament of Mongolia passed new legislation levying tax on windfall profit resulting from mineral exploration in the country. Reports from sources in the country and other media indicated that the Mongolian government would impose a tax beginning at the rate of 68% when copper prices reach $2,600 per metric tonne and when gold prices reach $500 per ounce. Based on the information available regarding this new legislation, we began exploring other opportunities in the resource sector.

Late in December 2005, we visited the far eastern parts of China to assess mineral opportunities in the region. Although the area is rich with minerals, we determined that there was too much risk to invest in exploration of the region because of the unstable political climate and the limited resources then available to us.

Subsequent to the fiscal year ended 2005, we notified our joint venture partner with respect to the simpler Gold project, PRC, JHP Resources Limited, that we will not proceed with further exploration on the joint venture’s concession. There are no further expenditures required by us and no shares have been issued to JHP Resources Limited.

Our Business Focus

We are a natural resource exploration and development company engaged in the exploration and development of properties that may contain uranium minerals. Our strategy is to acquire properties that are thought to contain economic quantities of uranium ore and have undergone some degree of uranium exploration but have not yet been mined.

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking uranium minerals exploration properties throughout the world together with the equipment, labor, and materials required to exploit such properties. Many of our competitors have financial resources, staff, and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of uranium minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable uranium minerals exploration properties will be available for acquisition and development.

Research and Development

We expect our growth objectives will be achieved through evaluating prospects and deploying modern exploration techniques that have not been used on such prospects in the regions of the world in which we are exploring. No research and development expenditures have been incurred, either on our account or sponsored by customers, since our change of business focus to uranium minerals exploration.

Intellectual Property

We have no patents, trademarks, licenses, franchises, concessions, or royalty agreements.

Effect of Government Regulations

Our minerals exploration activities are, or will be, subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances, and other matters. Minerals exploration is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

We are in the process of obtaining applications for those licenses, permits and other authorizations currently required to conduct our explorations in Argentina. As we further advance our properties to a drill target stage, we intend to submit all required permitting applications as required. In Argentina, business licenses for companies, and the acquisition and transfer of exploration and mining permits, are all acquired subject to government approval. Such approval may involve many levels of government (i.e. Federal, Provincial, County and/or City approval), and we cannot provide assurances that all such approvals will be successfully obtained. Moreover, even where business licenses are issued, there can be no guarantee that the transfer and/or acquisition of exploration and/or mining permits will be approved, nor can we guarantee that such approvals will be obtained from all levels of government required for such approval.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in Argentina. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

Environmental Regulation

Exploration and production activities are subject to certain environmental regulations that may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain federal, state, and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry, and our current operations have not expanded to a point where either compliance or cost of compliance with environmental regulation is a significant issue for us. Costs have been incurred to date with respect to compliance with environmental laws, and costs are only expected to increase with the increasing scale and scope of exploration operations.

Minerals exploration operations are subject to comprehensive regulation that may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations. Minerals exploration operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Minerals exploration operations are also subject to federal, state, and local laws and regulations that seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from governmental bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by governmental authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons. As of the date of this Annual Report, other than with respect to the posting of a performance bond, we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Employees

As of April 16, 2007, we had no full-time employees. We obtain the services of John Anderson, our Chief Executive Officer and sole director, on a consultancy basis through our agreement with Axiom Consulting Corp., a Canadian corporation (“Axiom”). Mr. Anderson is a director, officer, and sole stockholder of Axiom. (See Item 10—Executive Compensation and Item 12—Certain Relationships and Related Transactions.) We obtain additional administrative and engineering services on a consultancy basis, including a secretarial assistant who currently assists with our day-to-day business operations.

Risk Factors

An investment in our common stock involves a number of significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results, and financial condition could be seriously harmed due to any of the following risks. The risks described below, as well as the other information contained in this annual report, are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business and Our Marketplace

Our operations are subject to risks of doing business abroad.

Exploration, development and production activities outside of the United States of America are potentially subject to political and economic risks, including:

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

•
Restrictions on the ability of local operating companies to sell uranium offshore for U.S. dollars, or on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts;

•	Import and export regulations, including restrictions on the export of uranium;

•	Restrictions on the ability to pay dividends offshore;

•	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	Risk of loss due to disease and other potential endemic health issues; and

•	Other risks arising out of foreign sovereignty over the areas in which our operations are conducted.

Consequently, our exploration, development and production activities may be substantially affected by factors beyond our control, any of which could materially adversely affect our financial position or results of operations. Furthermore, in the event of a dispute arising from such activities, we may be subject to the exclusive jurisdiction of courts outside of the United States of America, which could adversely affect the outcome of a dispute.

Currency fluctuations may affect costs.

Currency fluctuations may affect the costs that we incur at our operations. Uranium is sold throughout the world based principally on the U.S. dollar price, but a portion of our operating expenses will be incurred in local currencies. The appreciation of non-U.S. dollar currencies against the U.S. dollar can increase the costs of uranium production in U.S. dollar terms at mines located outside the United States, making such mines less profitable.

We will need to raise additional financing to complete further exploration.

We will require significant additional financing in order to maintain our option agreements with Somuncurah and to continue our exploration activities and our assessment of the commercial viability of our Argentine properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds if at all, or on terms satisfactory to us. The continued exploration of our properties and the development of our business will depend upon our ability to establish the commercial viability of our properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage, have no revenue from operations, and are experiencing significant negative cash flow. We may finance our business by offering an interest in our properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our properties. Further, if we are able to establish that development of our properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our properties into production and recover our investment.

Our properties do not contain reserves in accordance with the definitions adopted by the SEC, and there is no assurance that any exploration programs that we utilize will establish reserves. All of our properties are in the exploration stage as opposed to the development stage and have no known body of economic mineralization. The known mineralization at these properties has not yet been determined to be economic ore, and may never be determined to be economic. We plan to conduct further exploration activities on our properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether a commercial mineable orebody exists on any of our properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable quantities of ore. Any determination that our properties contain commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our properties can be commercially developed.

As our properties do not contain any known reserves or any known body of economic mineralization, we may not discover commercially exploitable quantities of ore on our properties that would enable us to enter into commercial production, achieve revenues, and recover the money we spent on exploration.

Our exploration activities on our properties may not be commercially successful, which could lead us to abandon our plans to develop some or all of the properties and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on our properties that can then be developed into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks, and is frequently non-productive. These risks include unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment, or labor. The success of uranium exploration is determined in part by the following factors:

•	identification of potential uranium mineralization based on superficial analysis;

•	availability of government-granted exploration permits;

•	the quality of management and geological and technical expertise; and

•	the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on our mineral properties.

Our business is difficult to evaluate because we have a limited operating history.

In considering whether to invest in our common stock, you should consider that our focus on uranium mining began in December 2006, and, as a result, there is only limited historical financial and operating information available on which to base your evaluation of our performance. Furthermore, while we were named Key Gold Corporation, our business of exploring for gold was unsuccessful.

We have a history of operating losses and there can be no assurances we will be profitable in the future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $1,394,675 from March 22, 2002 (inception) to December 31, 2006. As of December 31, 2006, we had an accumulated deficit of $1,456,676 and had incurred losses of approximately $251,301 during the fiscal year ended December 31, 2006. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional uranium exploration claims are more than we currently anticipate; (ii) exploration and or future potential mining costs for additional claims increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

Our financial statements contain a going concern qualification.

We have historically funded our operations through debt or equity financing. Our ability to continue as a going concern is dependent on our ability to continue to raise additional capital to fund future operations and ultimately to attain profitable operations, as to the availability of which there can be no assurance. Our audited financial statements provide a going concern qualification, as the various factors reviewed by our auditors raise substantial doubt as to our ability to continue as a going concern.

We will require additional funding in the future.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our exploration programs will be greatly limited. Our current plans require us to make capital expenditures for the exploration of our minerals exploration properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of uranium. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

We are a new entrant into the uranium minerals exploration and development industry without profitable operating history.

Since turning our focus to uranium exploration, our activities have been limited to obtaining additional working capital and acquiring and developing a limited number of properties. As a result, there is limited information regarding production or revenue generation and our future revenues may be limited. The potential profitability of mining uranium properties if economic quantities are found is dependent upon many factors and risks beyond our control, including: (i) unanticipated ground and water conditions and adverse claims to water rights; (ii) geological problems; (iii) metallurgical and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected ore grades; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or processes to operate in accordance with specifications or expectations.

The risks associated with exploration and development and, if applicable, mining, could cause personal injury or death, environmental damage, delays in mining, monetary losses, and possible legal liability.

We are not currently engaged in mining operations because we are in the exploration phase and have not yet confirmed the existence of any proved uranium reserves on our properties. We do not presently carry property and liability insurance. Cost-effective insurance contains exclusions and limitations on coverage and may be unavailable in some circumstances.

The uranium exploration and mining industry is highly competitive.

The uranium exploration and mining industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce uranium, but also market uranium and other products on a regional, national, or worldwide basis. These companies may be able to pay more for productive uranium properties and exploratory prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low uranium market prices. Our larger competitors may be able to absorb the burden of present and future governmental and other laws and regulations more easily than we can, which would adversely affect our competitive position.

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources that may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include macroeconomic factors, market fluctuations in commodity pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of uranium, and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Uranium mining operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our business operations.

If economic quantities of uranium are found on any lease owned by us in sufficient quantities to warrant uranium mining operations, such mining operations would be subject to Argentine laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Uranium mining operations are also subject to federal, state, and local laws and regulations that seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Various permits from governmental bodies are required for mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus resulting in an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Uranium minerals exploration and development and mining activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

Uranium minerals exploration and development and future potential uranium mining operations are or will be subject to stringent federal, state, provincial, and local laws and regulations relating to improving or maintaining environmental quality. Environmental laws often require parties to pay for remedial action or to pay damages regardless of fault. Environmental laws also often impose liability with respect to divested or terminated operations, even if the operations were terminated or divested of many years ago. Future potential uranium mining operations and current exploration activities are or will be subject to extensive laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances, and other matters. Uranium mining is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations will impose substantial costs on us and will subject us to significant potential liabilities.

Costs associated with environmental liabilities and compliance are expected to increase with the increasing scale and scope of operations and we expect these costs may again increase in the future.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured as of the date of this Annual Report against possible environmental risks.

Any change in governmental regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies, or current administrative practices of any government body, organization, or regulatory agency in any applicable jurisdiction may be changed, applied, or interpreted in a manner that will fundamentally alter our ability to carry on our business. The actions, policies, or regulations, or changes thereto, of any governmental body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability, if any.

We rely on certain key individuals, and the loss of one of these certain individuals could have an adverse effect on us.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant fact in our growth and success. The loss of the service of members of the management and certain key employees could have a material adverse effect on us. In particular, our success is highly dependant upon the efforts of our President, Treasurer, Secretary, CEO and director, John Anderson, whose loss of services would have a material adverse effect on our success and development.

Our officers and directors may be subject to conflicts of interest.

Our sole officer and director serves only part time and is subject to conflicts of interest. Mr .Anderson devotes part of his working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our sole officer and director may be subject to conflicts of interest.

Nevada law and our articles of incorporation may protect our directors from certain types of lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock.

Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the marketplace of our common stock.

As of the date of this Annual Report, we have 67,070,370 shares of common stock issued and outstanding. See “Item 5. Market for Common Equity and Related Stockholder Matters.” As of such date, 26,200,000 of such shares are restricted securities, as that term is defined in Rule 144 under the Securities Act. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are no stock options and 25,200,000 share purchase warrants outstanding. See “Item 5. Market for Common Equity and Related Stockholder Matters.” Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board or in the Pink Sheets, which could affect our stockholders’ ability to access trading information about our common stock.

The OTC Bulletin Board and the Pink Sheets are each separate and distinct from The Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the NASD, that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, and although Pink Sheets’ Electronic Quotation Service is an Internet-based, real-time quotation service for OTC equities for market makers and brokers that provides pricing and financial information for the OTC securities markets, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on either the OTC Bulletin Board or in the Pink Sheets. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock. Additionally, we are required to satisfy the reporting requirements under the Securities Exchange Act.

The trading price of our common stock on the OTC Bulletin Board has been and may continue to fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock is currently quoted on the OTC Bulletin Board and in the Pink Sheets and its price has fluctuated. In addition to volatility associated with OTC Bulletin Board and Pink Sheets securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends. In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuances of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value, or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

Our common stock may be subject to Penny Stock Rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Item 2. Description of Property

We do not own any real estate. We previously leased approximately 1,254 square feet of office space in Vancouver, British Columbia through Axiom. We entered into this lease agreement on January 1, 2005 and maintained a month-to-month tenancy. Our monthly rent payment was approximately Cdn$2,509.00. As of January 1, 2007, Axiom leased new office space in Vancouver, British Columbia, for which our responsibility is Cdn$1,600.

On June 15, 2004, we also entered into a sublease agreement for an additional 120 square feet of office space in Boulder, Colorado with a monthly rent payment of approximately $390 through May 31, 2006. We renewed the sublease on a month-to-month basis until March 1, 2007, at which time we relocated to a different suite in the same building. The term of the new lease is through February 28, 2008, at $1,400 per month.

Item 3. Legal Proceedings

Management is not aware of any material legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any material legal proceeding, or (ii) has an adverse interest to us in any material legal proceedings. Management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock has been quoted on the OTC Bulletin Board since February 25, 2004, and currently is quoted on the OTC Bulletin Board and the Pink Sheets under the trading symbol “SGCR.” The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	Bid
	High	Low
Year ended December 31, 2006:
First Quarter	$0.25	$0.12
Second Quarter	0.13	0.07
Third Quarter	0.10	0.05
Fourth Quarter	0.30	0.05

Year ended December 31, 2005:
First Quarter	$1.26	$0.45
Second Quarter	0.64	0.24
Third Quarter	0.41	0.21
Fourth Quarter	0.50	0.14

As of April 16, 2007, there were approximately 53 holders of record of our common stock.

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

Limited Operating History; Need For Additional Capital

In December 2006, we changed our name to Strategic Resources, Ltd. and entered into a letter agreement that provided us with an option to purchase certain uranium properties in Argentina. We made an initial payment of US$250,000 upon entering into this agreement. The properties consist of seven groups of uranium exploration properties covering an aggregate area of 29,950 hectares in the province of La Rioja, Argentina. The seven properties are located in proximity with many other exploration properties currently being explored by other companies or in proximity with properties previously claimed by the Argentine National Commission of Atomic Energy (“C.N.E.A.”). Management believes that prior operators on the properties performed considerable exploration work. All of the properties are close to paved roads and are in zones of moderate climate and topography. Management understands that the infrastructure is adequate for uranium exploration and development.

The option agreement for the initial properties requires us to make the following payments:

On or before May 10, 2007	$150,000.00
On or before May 10, 2008	$150,000.00
On or before May 10, 2009	$250,000.00
On or before November 10, 2010	$2,800,000.00
Total	$5,500,000

On April 11, 2007, we entered into a letter agreement that provided us with the option to purchase an additional uranium property in Argentine. We made an initial payment of US$50,000.00 upon entering into this agreement. The property is a uranium exploration property covering 80 hectares in the province of La Rioja, Argentina.

In order to maintain the option agreement for the subsequent property, we are obligated to make the following payments to Somuncurah:
· On or before September 14, 2007	US$ 50,000.00
· On or before March 14, 2008	US$ 50,000.00
· On or before September 14, 2008	US$ 50,000.00
· On or before March 14, 2009	US$ 75,000.00
· On or before September 14, 2009	US$ 75,000.00
· On or before March 14, 2010	US$ 75,000.00
· On or before September 14, 2010	US$ 75,000.00
· On or before March 14, 2011	US$ 350,000.00

In the fourth quarter of 2006 and the first quarter of 2007, we raised $1,011,920 in a private placement of units of our equity securities. Each unit consisted of one share of our common stock and one warrant for the purchase of an additional share of our common stock. The per-unit purchase price was $0.04. The exercise price of the warrant is $0.07. The warrant will be exercisable between April 1, 2007, and the one-year anniversary of the closing of the offering. We plan to use the funds generated by the sale of the 25.3 million units and by the exercise of the warrants (as to which exercise there can be no assurance) primarily in connection with our new uranium project in Argentina and for general corporate purposes.

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

Results of Operations for the Years Ended December 31, 2006 and 2005

From inception to December 31, 2006, we had a loss of $1,394,675. Of this amount, $251,301 and $554,514 was generated in 2006 and 2005, respectively. The majority of the balance was generated in the 2004 fiscal year.

Operating expenses decreased from $554,513 in 2005 to $251,301 in 2006, reflecting the slow down in our activities subsequent to the halt of our exploration activities in Asia in 2005. An analysis of the increases in the operating expenses and the relevant components is set forth below.

We began our initial Asian exploration activities in China during the second half of 2004, and expanded these activities from China to Mongolia during 2005. During the year ended December 31, 2005, we incurred exploration expenses $149,988. We halted our exploration activities in Asia in 2005, and had no exploration activities during 2006.

General and administrative expenses declined $80,633 to $55,601 in 2006 as a result of the slow down in our activities after we halted our exploration activities in Asia. We incurred no advertising expenses in 2006 compared to $17,815 in 2005. Also in 2006, we discontinued our investor relations activities compared to $28,807 in 2005. Rent expense decreased $7,728 as a result of the moving of our Colorado office in mid-2006 to a different suite within the same building. The balance of the decrease in 2006 results from the general slow down of our activities in 2006.

During the year ended December 31, 2006, we expended $105,700 for professional and consulting fees, compared to $157,321 in 2005. Again, this decrease results from the slow down in our activities. The amounts we incurred in 2006 represent the legal and accounting costs related to the filing of our Form 10-KSB and Forms 10-QSB during 2006. The consulting fees to a related party decreased $20,880 in 2006 as we incurred only the minimum amount required by our management agreement in 2006.

We have no permanent employees and do not expect to hire any employees. We utilize contract services and consultants to perform our administrative services.

Liquidity and Capital Resources

As of December 31, 2006, our total assets were $883,939, which included cash balances of $581,806. Our total liabilities were $210,635, all of which were current and were paid in the first quarter of 2007. The increase in our cash balance is a result of the proceeds of our private placement received in 2006. We believe that our cash resources are sufficient to meet our obligations during 2007, however, we do not have sufficient cash to meet the requirements of our obligation under the option agreement described above.

Despite our negative cash flows from operation of $87,344 and $594,365 for the years ended December 31, 2006 and 2005, respectively, we have been able to obtain additional operating capital through private equity funding sources. However, we do not have sufficient working capital to continue our exploration activities. Management's plan includes new exploration opportunities and eventual implementation of our business plan. We have relied upon equity funding and loans from stockholders since inception.

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

Plan of Operation for the Next Twelve Months

Until we changed our core business, we had funded our operations principally from our April 2002 non-public offering and from the March 15, 2004, $3,000 loan from Dr. Brooke Mitchell. After our change of business in May 2004, we have funded our operations from a $500,000 loan (subsequently converted into 500,000 shares of our common stock) and from proceeds of our $1,008,000 private placement of common stock and warrants in November of 2006. The investors have determined to cancel the “B” Warrants that were included in the private placement. Although we have the economic resources to meet our operating capital needs during the next 12 months, we will need to raise additional capital through additional loans or private capital stock transactions to meet our obligation under the option agreement and to implement our business plan. There can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements

Our consolidated financial statements required to be included in Item 7 are set forth in the Index to Financial Statements set forth on page F-1 of this report.

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

There is no other information required to be disclosed during the fourth quarter of the fiscal year covered by this report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth certain information regarding our executive officers and directors as of April 16, 2007:

Name	Age	Position
John Anderson	43	President, Chief Executive Officer, Secretary, Treasurer, and Director

John Anderson, President, Chief Executive Officer, Secretary, Treasurer, and Director. Mr. Anderson has served as our President, Chief Executive Officer, Secretary, and Treasurer since May 7, 2004. From December of 1994 to the present, Mr. Anderson has been president of Axiom, a personal consulting and investing company primarily involved in capital raising for private and public companies in North America, Europe, and Asia. From February of 2001 to the present, he has served as a director of Wescorp Energy, Inc., a publicly traded Nevada corporation, and from March of 2003 to the present as its president and chief executive officer. In addition, from November 2005 to the present he has served as a director of Eternal Energy Corp., a publicly traded Nevada corporation involved in the exploration of petroleum and natural gas. Mr. Anderson holds a B.A. from University of Western Ontario.

Committees

We do not have any standing nominating or compensation committees of the Board, or committees performing similar functions.

Audit Committee Functions

We do not have a separately designated standing audit committee. Rather, our entire board of directors performs the required functions of an audit committee. Our Board is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Disclosure Committee

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information us and the accuracy, completeness, and timeliness of our financial reports.

Meetings of the Board of Directors

The Board did not hold any meetings during the fiscal year ended December 31, 2006, but the sole director executed not less than eight written consents during the course of the year.

Code of Ethics

We adopted a code of ethics that applies to all our executive officers and employees. A copy of the adopted code of ethics is attached to our 2003 Annual Report on Form 10-KSB as Exhibit 99.1 - Code of Ethics. We undertake to provide any person with a copy of our code of ethics free of charge. Please contact Mr. Anderson at (303) 323-1927 to request a copy of our code of ethics. Management believes our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation

John Anderson, who serves as President, Chief Executive Officer, Secretary, and Treasurer, does not receive any compensation (but see “Employment Agreements” below). Since our inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised, or repriced.

Employment Agreements

We entered into a Consulting Agreement, effective April 1, 2004, with Axiom to provide consulting and management services for us, which is now a month-to-month agreement. Mr. Anderson is a director, officer, and sole stockholder of Axiom. In consideration for these services, we pay Axiom a fee of $7,500 per month plus six percent goods and service tax per month.

There are no other employment agreements between us and any named executive officer, and there is no employment agreement or other compensating plan or arrangement with regard to the named executive officer that provides for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of ours or from a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

Our sole director does not receive any compensation, as such.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of April 16, 2007, we had 67,070,370 shares of common stock outstanding.

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

For purposes of this table, a person is deemed to be the “beneficial owner” of the number of shares of common stock that such person has the right to acquire within 60 days of April 16, 2007, through the exercise of any option, warrant or right, through the conversion of any security, through the power to revoke a trust, discretionary account, or similar arrangement, or through the automatic termination of a trust, discretionary account or similar arrangement.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class

Common stock	John Anderson (1)	1,000,000	1.5%

Common stock	All executive officers and directors as a group (1 person)	1,000,000	1.5%

(1)	Shares are held in the name of Axiom Consulting Corp. The business address for this person is Suite 916-925 West Georgia Street, Vancouver, British Columbia, V6C 3L2.

Item 12. Certain Relationships And Related Transactions

We entered into a Consulting Agreement, effective April 1, 2004, with Axiom to provide consulting and management services for us. Mr. Anderson is a director and officer of Axiom and in consideration for these services, we will pay Axiom a fee of $7,500 plus six percent goods and service tax per month.

On January 1, 2005, Axiom leased approximately 1,254 square feet of office space in Vancouver, British Columbia. We utilized this space for general office and administrative purposes and paid approximately Cdn$2,509 a month for rent.  As of January 1, 2007, Axiom leased new office space for which our responsibility is Cdn$1,600.

Item 13. Exhibits

(a) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.3
Articles of Merger between Key Gold Corporation (as merging entity) and DDI International Inc. (as surviving entity), filed with Secretary of State of Nevada on May 17, 2004, filed as Exhibit 2.3 to our Current Report on Form 8-K filed on May 18, 2004 (the “May 2004 8-K”), and incorporated herein by reference.

2.4
Articles of Merger between Strategic Resources Ltd. (as merging entity) and Key Gold Corporation (as surviving entity), filed with the Secretary of State of Nevada on December 20, 2006, filed as Exhibit 2.4 to our Current Report on Form 8-K filed on December 26, 2006, and incorporated herein by reference.

3.1	Corporate Charter filed as Exhibit 3.1 to our Registration Statement on Form SB-2 filed on June 5, 2002 (the “Registration Statement”), and incorporated herein by reference.

3.2	Our Articles of Incorporation filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference.

3.3	Our Bylaws filed as Exhibit 3.3 to our Registration Statement and incorporated herein by reference.

3.4
Articles of Incorporation of Key Gold Corporation (as merging entity), filed with the Secretary of State of Nevada on May 5, 2004, filed as Exhibit 3.4 to our May 2004 8-K and incorporated by reference.

3.5
Articles of Incorporation of Strategic Resources Ltd., filed with the Secretary of State of Nevada on December 15, 2006, filed as Exhibit 3.5 to our Current Report on Form 8-K filed on December 26, 2006, and incorporated herein by reference.

10.1
Articles of Incorporation of Key Gold Corporation (as merging entity), filed with the Secretary of State of Nevada on May 5, 2004, filed as Exhibit 3.4 to our May 2004 8-K and incorporated by reference.

10.8	Consulting Agreement dated May 31, 2003 by and between us and Axiom Consulting Corp. filed as Exhibit 10.8 to the 2005 10-KSB, and incorporated herein by reference.

10.9	Letter Agreement dated February 18, 2005 by and between us and QGX Ltd. filed as Exhibit 10.9 to the 2005 10-KSB, and incorporated herein by reference.

10.10	Letter Agreement dated December 1, 2006, by and between Somuncurah SRL and us, filed as Exhibit 10.10 to our Current Report on Form 8-K filed on December 6, 2006, and incorporated herein by reference.

10.11	Form of “A” Warrant to Purchase Shares of Common Stock, filed as Exhibit 10.11 to our Current Report on Form 8-K filed on December 6, 2006, and incorporated herein by reference.

10.12	Reserved.

10.13	Form of Registration Rights Agreement, filed as Exhibit 10.13 to our Current Report on Form 8-K filed on December 6, 2006, and incorporated herein by reference.

10.14*	Letter Agreement, dated March 1, 2007, between Office Partners, Inc., and us.

10.15*	Letter Agreement, dated April 11, 2007, by and between Somuncurah SRL and us.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Code of Ethics filed as Exhibit 99.1 to our 2003 10-KSB and incorporated herein by reference.

99.2	Audit Committee Charter filed as Exhibit 99.2 to our 2003 10-KSB and incorporated herein by reference.

99.3	Disclosure Committee Charter filed as Exhibit 99.3 to our 2003 10-KSB and incorporated herein by reference.

* Filed herewith.

Item 14. Principal Accountant Fees and Services

For the year ended December 31, 2006, Kelly & Co. audited our consolidated financial statements and provided tax return and tax related services. For the year ended December 31, 2005, Kelly & Co., audited our consolidated financial statements and provided tax return and tax related services.

The aggregate fees billed for professional services by the accountants in 2006 and 2005 were as follows:

	2006	2005

Audit Fees	$25,685	$22,000

Audit Related Fees (1)	$10,930	$31,975

Tax Fees	$0	$0

All Other Fees (2)	$0	$5,535

Total	$36,615	$59,510

(1) Quarterly review fees.
(2) Review of financials, including with relation to potential disposition.

It is the Board’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent auditors as described in the above table were approved in advance by our Board.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

KEY GOLD CORPORATION

By:	/s/ John Anderson
John Anderson
President, Chief Executive Officer, Secretary, Treasurer, and Director

Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of us and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN ANDERSON	President, Chief Executive Officer, Secretary, Treasurer,	April 16, 2007
John Anderson	and Director (Principal Executive and Financial Officer)

INDEX TO EXHIBITS

Exhibit	Description of Exhibit

10.14	Letter Agreement, dated March 1, 2007, between Office Partners, Inc., and us.

10.15	Letter Agreement, dated April 11, 2007, by and between Somuncurah SRL and us.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Index to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements of Strategic Resources, Inc. (Formerly Key Gold Corporation) (A Company in the Development Stage):

Balance Sheet as of December 31, 2006	F-2

Statements of Operations For Each of the Two Years in the Period Ended December 31, 2006 and for the Period from March 22, 2002 (Inception) to December 31, 2006	F-3

Statement of Shareholders' Equity for the Period From March 22, 2002 (Inception) to December 31, 2006	F-4

Statements of Cash Flows For Each of the Two Years in the Period Ended December 31, 2006 and for the Period from March 22, 2002 (Inception) to December 31, 2006	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and the Shareholders
Strategic Resources, Ltd.

We have audited the accompanying balance sheet of Strategic Resources, Ltd. (a Nevada corporation) (a Company in the Development Stage), as of December 31, 2006 and the related statements of operations and cash flows for the two years ended December 31, 2006 and for the period from March 22, 2002 (inception), to December 31, 2006, and the statement of stockholders' equity for the period from March 22, 2002 (inception), to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the two years then ended and for the period from March 22, 2002 (inception), to December 31, 2006, and the statement of stockholders' equity for the period from March 22, 2002 (inception), to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, Financial Results, Liquidity and Management's Plan, to the financial statements, the Company has incurred net losses since inception, is in the development stage, has experienced negative cash flows from operations since inception and has not as of yet successfully implemented its business plan. The Company must rely on the sale of its common stock and borrowing until it is able to successfully implement its business plan and generate sufficient revenues in the future to sustain its ongoing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Costa Mesa, California
April 16, 2007

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Balance Sheet

December 31, 2006

ASSETS
Current assets:
Cash	$581,806
Prepaid rent	1,081
Total current assets	582,887
Equipment, net	1,052
Mining rights	250,000
Total assets	$833,939
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$150,635
Note payable	60,000
Total current liabilities	210,635
Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 62,470,370 shares issued and outstanding	62,470
Additional paid in capital	2,017,510
Deficit accumulated during the development stage	(1,456,676)
Total shareholders' equity	623,304
Total liabilities and shareholders' equity	$833,939

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Statements of Operations

For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

			For the
			Period From
			March 22, 2002
			(Inception) to
	For the Year Ended December 31,		December 31,
	2006	2005	2006
Operating expenses:
Exploration fees	$-	$149,988	$149,988
General and administrative	55,601	136,324	278,293
Professional and consulting fees	105,700	157,321	483,014
Consulting fees - related party	90,000	110,880	268,380
Total operating expenses	251,301	554,513	1,179,675
Interest expense	-	-	215,000
Net loss	$(251,301)	$(554,513)	$(1,394,675)
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)
Weighted average number of shares outstanding - basic and diluted	43,587,037	41,870,370	61,734,048

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Statements of Shareholders' Equity

For the Period From March 22, 2002 (Inception) to December 31, 2006

				Earnings
				(Deficit)
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, March 22, 2002 (Inception)	-	-	-	-	-
Issuance of common shares to an officer and director for the rights to acquire an intangible asset based upon the common share's fair value of $0.001 per share in March 2002.	6,000,000	$6,000	-	$(6,000)	-
Issuance of shares for cash at $0.005 per share in April 2002.	5,000,000	5,000	$20,000	-	$25,000
Effect of a stock split on outstanding shares on an 8 for 1 basis, effective May 17, 2004	77,000,000	77,000	(20,000)	(57,000)	-
Net loss	-	-	-	(19,591)	(19,591)
Balance, December 31, 2002	88,000,000	$88,000	-	$(82,591)	$5,409
Net loss	-	-	-	(5,161)	(5,161)
Balance, December 31, 2003	88,000,000	$88,000	-	$(87,752)	$248
Redemption and retirement of common shares in a treasury stock transaction based on a release agreement price per share of $0.001 in May 2004	(47,000,000)	(47,000)	-	1,000	(46,000)
Issuance of common shares in satisfaction of debt at $1.43 per share in June 2004 based on the value of the stock issued	500,000	500	$714,500	-	715,000
Issuance of equity units comprised of one share and one warrant for cash at a per equity unit price of $1.35 in August 2004	370,370	370	499,630	-	500,000
Net loss	-	-	-	(564,111)	(564,111)
Balance, December 31, 2004	41,870,370	$41,870	$1,214,130	$(650,863)	$605,137
Net loss	-	-	-	(554,512)	(554,512)
Balance, December 31, 2005	41,870,370	41,870	1,214,130	(1,205,375)	50,625

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Statements of Shareholders' Equity

For the Period From March 22, 2002 (Inception) to December 31, 2006

				Earnings
				(Deficit)
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, December 31, 2005	41,870,370	$41,870	$1,214,130	$(1,205,375)	$50,625
Sale of equity units comprised of one share, and one warrant with an exercise price of $0.07 per share; cash unit price of $0.04 per unit	20,600,000	20,600	803,380	-	823,980
Net loss	-	-	-	(251,301)	(251,301)
Balance, December 31, 2006	62,470,370	$62,470	$2,017,510	$(1,456,676)	$623,304

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

			For the
			Period From
			March 22, 2002
	For the Year Ended		(Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006
Cash flows from operating activities:
Net loss	$(251,301)	$(554,512)	$(1,394,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	316	210	526
Interest expense recorded on debt to equity conversion	-	-	215,000
Changes in operating assets and liabilities:
Prepaid professional expenses	26,561	(26,561)	-
Prepaid management fees - related party	9,120	(9,120)	-
Prepaid rent	2,458	8,998	(1,081)
Accounts payable and accrued expenses	125,502	(13,380)	150,635
Net cash used in operating activities	(87,344)	(594,365)	(1,029,595)
Cash flows used in investing activities:
Investment in mineral rights	(250,000)	-	(250,000)
Additions to property and equipment	-	(1,579)	(1,579)
Net cash used in investing activities	(250,000)	(1,579)	(251,579)
Cash flows provided by financing activities:
Proceeds from issuance of notes	60,000	-	560,000
Proceeds from a note from the then Chairman, Chief Executive Officer and majority shareholder	-	-	3,000
Amount paid to the then Chairman, Chief Executive Officer and majority shareholder in connection with the Release agreement	-	-	(49,000)
Proceeds from the issuance of common stock and warrants, net of related offering costs and expenses	823,980	-	1,348,980
Net cash provided by financing activities	883,980	-	1,862,980
Net increase (decrease) in cash	546,636	(595,944)	581,806
Cash - beginning of period	35,170	631,114	-
Cash - end of period	$581,806	$35,170	$581,806

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

Supplemental Disclosure of Non-Cash Financing Activities:

During the year ended December 31, 2004, the Company converted two notes amounting to $500,000 into 500,000 shares of common stock with a fair value of $715,000.

During 2002, the Company issued 6,000,000 shares of common stock for the rights to acquire an intangible asset.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

1.  Description of Business and Development Stage Operations

The Company was incorporated in March 2002 in the state of Nevada on May 17, 2004. On that date, the Chairman, Chief Executive Officer and majority shareholder (the "former officer") resigned and a new sole director and management were put in place. At the same time as the former officer's resignation, he entered into a mutual release agreement (the "Agreement") with the Company; which among other things, provided for the redemption by the Company of all of his shares that were recorded as a treasury stock transaction (Notes 3 and 6).

The Company adopted a new business plan to pursue funding for geological mapping of a specified region in China and Mongolia with the ultimate intent to participate in the exploring and mining for precious and non-precious metals and other mineral resources in that region. The Company has ceased these activities in Asia. In December 2006 the Company entered into an option agreement to purchase certain uranium properties in Argentina and changed its name to Strategic Resources, Ltd. The Company anticipates funding its operations for the next twelve months through loans and additional equity financing as required.

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

Cash and Cash Equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. There are no cash equivalents as of December 31, 2006. The Company has no requirement for compensating balances.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

2.  Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents, Continued

At December 31, 2006, $573,981 was held in the trust account of the Company's legal counsel, and therefore may not be subject to FDIC insurance. The Company believes this credit risk is mitigated due to the financial strength of the law firm and the restrictions placed upon the trust account balances by the California State Bar Association. These funds were available to the Company at December 31, 2006.

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs totaled $0, $17,815, and $41,999 for the years ended December 31, 2006 and 2005 and for the period from March 22, 2002 (inception) to December 31, 2006, respectively.

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

3.  Mining Rights and Joint Ventures

La Rioja, Argentina Uranium Properties

On December 1, 2006, the Company acquired an option to purchase certain uranium properties in Argentina. The properties consist of seven groups of uranium exploration properties covering an aggregate area of 29,950 hectares in the province of La Rioja, Argentina. The properties are located in proximity with many other exploration properties currently being explored by other companies or in proximity with properties previously claimed by the Argentine National Commission of Atomic Energy (“C.N.E.A.”). The Company believes that prior operators on the properties performed considerable exploration work. All of the properties are close to paved roads and are in zones of moderate climate and topography.

The Company made an initial payment of $250,000 and the option agreement requires the following payments to be made by the Company:

On or before May 10, 2007	$150,000
On or before May 10, 2008	150,000
On or before May 10, 2009	250,000
On or before November 10, 2010	2,800,000
Total	$3,350,000

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

4.  Deferred Income Taxes

A significant portion of the net operating loss carry-forward may not be available to be realized for the Company because of a change in the ownership of the Company's shares of common stock. Due to the uncertainty of its realization and anticipated limitations on the loss carry-forward, a full valuation allowance has been provided for the deferred tax asset.

There is no current or deferred income tax provision due to the Company's historical losses and valuation allowance.

Significant components of the Company's deferred income tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred income tax assets (liabilities):
Net operating loss carryforward	$474,190	$388,748
Valuation allowance	(474,190)	(388,748)
Net deferred income tax asset	-	-

The Company, based upon its history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them. The valuation allowance increased by $85,442 during the year ended December 31, 2006.

Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

			For the
			Period From
			March 22, 2002
			(Inception) to
	For the Year ended December 31,		December 31,
	2006	2005	2006
Tax expense at U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%	34.0%
Effective income tax rate	-	-	-

The Company also has federal net operating loss carryforwards of $1,394,675. The federal net operating loss carryforwards will begin to expire in 2023.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

5.  Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the years ended December 31, 2006 and 2005 and for the period from March 22, 2002 (inception) to December 31, 2006 of $(251,301), $(554,513), and $(1,394,675), respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Despite its negative cash flows from operations of $(87,344), $(594,365) and $(1,029,595) for the years ended December 31, 2006 and 2005 and for the period from March 22, 2002 (inception) to December 31, 2006, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

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

Facility Lease

The Company also leased office space in Boulder, Colorado. The lease commenced on June 15, 2004 and was renewed for another twelve month term on June 15, 2005. The lease expired on June 30, 2006 and was renewed on a month-by-month basis until March 1, 2007.

Rent expense for the years ended December 31, 2006 and 2005 and for the period from March 22, 2002 (inception) to December 31, 2006 amounted to $38,012, $45,739, and $83,751, respectively.

Litigation

The Company is not aware of any litigation matters pending or threatened as of December 31, 2006 that will materially affect the Company's financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

5.  Commitments and Contingencies, Continued

Litigation, Continued

litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Consulting Agreement with Related Party

The Company has a two year corporate services agreement with an entity that is controlled by the Company's Chief Executive Officer that was entered into in April 2004. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the entity for various corporate and administrative services and will continue through March 2007. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The minimum commitment under this agreement was $90,000 for 2006 and is $22,500 for 2007. The corporate services agreement resulted in the recognition of $90,000 and $110,880 as consulting fee - related party for the years ended December 31, 2006 and 2005, respectively.

6.  Equity Transactions

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

6.  Equity Transactions, Continued

Common Stock, Continued

Common Shares Issued in Satisfaction of Debt

In June 2004 the Company issued 500,000 shares of its common stock in consideration of the satisfaction of two notes with a combined face value of $500,000.

Sale of Equity Units

In November and December of 2006, the Company sold 20,600,000 equity units in a private placement. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of an additional share of common stock. The per-unit price was $0.04. The exercise price of each warrant is $0.07. The warrants will be exercisable between April 1, 2007, and the one-year anniversary of the closing of the offering. The net proceeds of the unit sale was $823,980. In the first quarter of 2007, the Company sold an additional 4,600,000 units with net proceeds of $183,940.

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

6.  Equity Transactions, Continued

Warrant Activity, Continued

Warrants Issued, Continued

A summary of stock warrants follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding at December 31, 2004	370,370	$1.50
Issued	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2005	370,370	$1.50
Issued	20,600,000	$0.07
Exercised	-	-
Cancelled	(370,370)	$1.50
Outstanding at December 31, 2006	20,600,000	$0.07

All warrants are exercisable at the time of issuance.

Reservation of Common Stock

As of December 31, 2006, the Company has reserved for future issuance common stock as follows:

Warrants	20,600,000

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

7.  Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the periods.

The computations of basic and diluted loss per common share are as follows:

			For the
			Period From
			March 22, 2002
	For the Year Ended December 31,		(Inception) to
	2006	2005	2004
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(251,301)	$(554,513)	$(1,394,675)
Denominator:
Weighted average shares - basic and diluted	43,587,037	41,870,370	61,734,048
Loss per common share, basic and diluted	$(0.01)	($0.01)	$(0.02)

The effect of the potentially dilutive securities was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

December 31, 2006 and
For Each of the Two Years in the Period Ended December 31, 2006 and
For the Period From March 22, 2002 (Inception) to December 31, 2006

8.  Subsequent Event

On April 11, 2007 the Company entered into an option to purchase a second uranium property in Argentina. The Company made an initial payment upon entering into this agreement of $50,000 and is required to make the following payments:

On or before September 14, 2007	$50,000
On or before March 14, 2008	50,000
On or before September 14, 2008	50,000
On or before March 14, 2009	75,000
On or before September 14, 2009	75,000
On or before March 14, 2010	75,000
On or before September 14, 2010	75,000
On or before March 14, 2011	350,000
Total	$800,000