Form 10QSB
period 2007-03-31
Strategic Resources Ltd.
filed 2007-05-18
CIK 1174259

As filed with the Securities and Exchange Commission on May 18, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to

Commission File No. 000-_____

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Number of shares outstanding as of the close of business on May 18, 2007:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	67,170,370

Transitional Small Business Disclosure Format (Check one): Yes ☐              No   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Financial Statements

As of March 31, 2007 and
For each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Index to the Financial Statements

March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

Financial Statements of Strategic Resources, Inc. (Formerly Key Gold Corporation) (A Company in the Development Stage):
Balance Sheet as of March 31, 2007	F-2
Statements of Operations For Each of the Three-Month the Periods Ended March 31, 2007 and 2006 and for the Period from March 22, 2002 (Inception) to March 31, 2007	F-3
Statements of Cash Flows For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and for the Period from March 22, 2002 (Inception) to March 31, 2007	F-4
Notes to the Financial Statements as of March 31, 2007 and For Each of the Three-Month Periods Ended March 31, 2007 and 2006 and for the Period From March 22, 2002 (Inception) to March 31, 2007	F-5

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Balance Sheet

March 31, 2007

ASSETS

Current assets:
Cash	$426,290

Total current assets	426,290

Equipment, net of accumulated depreciation of $605	973
Mining rights	410,000

Total assets	$837,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,208
Note payable	73,366

Total current liabilities	115,574

Commitments and contingencies

Shareholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 67,170,370 shares issued and outstanding	67,170
Additional paid in capital	2,200,750
Deficit accumulated during the development stage	(1,546,231)

Total shareholders' equity	721,689

Total liabilities and shareholders' equity	$837,263

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Statements of Operations

For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

	For the Three-Month Period Ended		For the Period From March 22, 2002 (Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007

Operating expenses:
Exploration fees	$-	$-	$149,988
General and administrative	25,920	11,564	304,213
Professional and consulting fees	41,134	16,865	524,148
Consulting fees - related party	22,500	22,500	290,880

Total operating expenses	89,554	50,929	1,269,229
Interest expense	-	-	215,000

Net loss	$(89,554)	$(50,929)	$(1,484,229)

Net loss per common share - basic and diluted	$0.00	$0.00	$(0.02)

Weighted average number of shares outstanding - basic and diluted	65,603,703	41,870,370	61,927,531

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

	For the Three-Month Period Ended		For the Period From March 22, 2002 (Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(89,554)	$(50,929)	$(1,484,230)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	79	79	605
Interest expense recorded on debt to equity conversion	-	-	215,000
Changes in operating assets and liabilities:
Prepaid professional expenses	-	10,633	-
Prepaid rent	1,080	-	-
Accounts payable and accrued expenses	(35,061)	17,760	115,574
Net cash used in operating activities	(123,456)	(22,457)	(1,153,051)
Cash flows used in investing activities:
Investment in mineral rights	(160,000)	-	(410,000)
Additions to property and equipment	-	-	(1,579)
Net cash used in investing activities	(160,000)	-	(411,579)
Cash flows provided by financing activities:
Proceeds from issuance of notes	-	-	560,000
Proceeds from a note from the then Chairman, Chief Executive Officer and majority shareholder	-	-	3,000
Amount paid to the then Chairman, Chief Executive Officer and majority shareholder in connection with the Release agreement	-	-	(49,000)
Proceeds from the issuance of common stock and warrants, net of related offering costs and expenses	187,940	-	1,536,920
Payment of note payable	(60,000)	-	(60,000)
Net cash provided by financing activities	127,940	-	1,990,920

Net increase (decrease) in cash	$(155,516)	$(22,457)	$426,290

Cash - beginning of period	581,806	35,170	-

Cash - end of period	$426,290	$12,713	$426,290

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

1.	Interim Presentation

The accompanying condensed interim financial statements as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 and for the period from March 22, 2002 (inception) to March 31, 2007 are unaudited and are prepared on a consistent basis in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-QSB and Item 10 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2006.

Certain quarterly and inception-to-date amounts have been reclassified to conform to the current period presentation.

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

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

Cash and Cash Equivalents

Cash is comprised of an amount held in the Company's outside counsel's trust fund account and two business checking accounts. The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. There are no cash equivalents as of March 31, 2007. The Company has no requirement for compensating balances. The Company had cash balances that exceeded federally insured limits by $233,765 at March 31, 2007.

At March 31, 2007, $183,475 was held in the trust account of the Company's legal counsel, and therefore may not be subject to FDIC insurance. The Company believes this credit risk is mitigated due to the financial strength of the law firm and the restrictions placed upon the trust account balances by the California State Bar Association. These funds were available to the Company at March 31, 2007.

Comprehensive Loss

The net loss reflected on our statements of operations substantially represents the total comprehensive loss for the periods presented.

Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Company does not have any potentially dilutive securities; therefore, the accompanying presentation is only of basic loss per share.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred income tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

3.	Summary of Significant Accounting Policies, Continued

Income Taxes, Continued

to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent obligations in the financial statements and accompanying notes. Our most significant assumptions are employed in estimates used in the determination of the deferred income tax asset valuation allowance, accrued obligations, and determination of tangible asset impairment. The estimation process requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results could differ materially from our estimates.

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

4.	Mining Rights and Joint Ventures

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

The Company has made initial and subsequent payments totaling $325,000 and the option agreement requires the following payments to be made by the Company:

On or before May 10, 2008	$225,000
On or before May 10, 2009	250,000
On or before November 10, 2010	2,800,000
Total	$3,275,000

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

5.	Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the three-month period ended March 31, 2007 and for the period from March 22, 2002 (inception) to March 31, 2007 of $(89,554) and $(1,484,229), respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Despite its negative cash flows from operations of $(123,456) and $(1,153,051) for the years ended March 31, 2007 and for the period from March 22, 2002 (inception) to March 31, 2007, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and eventual implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

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

Facility Lease with an Entity Controlled by a Related Party

The Company, through an entity controlled by its Chief Executive Officer, leases office space in Vancouver, British Columbia. This lease commenced on January 1, 2007, requires a monthly payment of approximately Cdn$1,600, is on a month-to-month basis, and can be terminated at any time by either party.

Facility Lease

The Company also leased office space in Boulder, Colorado. The lease commenced on June 15, 2004 and was renewed for another twelve month term on June 15, 2005. The lease expired on June 30, 2006 and was renewed on a month to month basis until March 2007, at which time the Company we relocated to a different suite in the same building. The term of the new lease is through February 28, 2008, at $1,400 per month.

Rent expense for the quarters ended March 31, 2007 and 2006 and for the period from March 22, 2002 (inception) to March 31, 2007 amounted to $6,344, $9,042, and $15,386, respectively.

Litigation

The Company is not aware of any litigation matters pending or threatened as of March 31, 2007 that will materially affect the Company's financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

5.	Commitments and Contingencies, Continued

Litigation, Continued

litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Consulting Agreement with Related Party

The Company has a corporate services agreement with an entity that is controlled by the Company's Chief Executive Officer that was entered into in April 2004. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the entity for various corporate and administrative services and will continue through March 2007. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The minimum commitment under this agreement was $90,000 for 2006 and is $22,500 for 2007. The corporate services agreement resulted in the recognition of $22,500 and $22,500 as consulting fee-related party for the years ended March 31, 2007 and 2006, respectively.

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

6.	Equity Transactions, Continued

Common Stock, Continued

Common Shares Issued in Satisfaction of Debt

In June 2004 the Company issued 500,000 shares of its common stock in consideration of the satisfaction of two notes with a combined face value of $500,000.

Sale of Equity Units

In November and December of 2006, the Company sold 20,600,000 equity units in a private placement. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of an additional share of common stock. The per-unit price was $0.04. The exercise price of each warrant is $0.07. The warrants will be exercisable between April 1, 2007, and the one-year anniversary of the closing of the offering. The net proceeds of the unit sale was $823,980. In January 2007, the Company sold an additional 4,700,000 units with net proceeds of $187,940.

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

Warrant Activity

Warrants Issued

At March 31, 2007, there were warrants to purchase 25,300,000 shares of the Company's common shares outstanding. The exercise price of the warrants is $0.07 per share. The warrants are exercisable and expire March 31, 2008.

Reservation of Common Stock

As of March 31, 2007, the Company has reserved for future issuance 25,300,000 shares of common stock for warrants outstanding.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Financial Statements

March 31, 2007 and
For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

7.	Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the periods.

The computations of basic and diluted loss per common share are as follows:

	For the Three-Month Period Ended		For the Period From March 22, 2002 (Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(89,554)	$(50,929)	$(1,484,229)
Denominator:
Weighted average shares - basic and diluted	65,603,703	41,870,370	61,927,531
Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.02)

The effect of the potentially dilutive securities was not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Statements of Cash Flows

For Each of the Three-Month Periods Ended March 31, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to March 31, 2007

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

Limited Operating History; Need For Additional Capital

In December 2006, we changed our name to Strategic Resources Ltd. and entered into a letter agreement that provided us with an option to purchase certain uranium properties in Argentina. We made an initial payment of US$250,000 upon entering into this agreement and have made a subsequent payment of $75,000. The properties consist of seven groups of uranium exploration properties covering an aggregate area of 29,950 hectares in the province of La Rioja, Argentina. The seven properties are located in proximity with many other exploration properties currently being explored by other companies or in proximity with properties previously claimed by the Argentine National Commission of Atomic Energy (“C.N.E.A.”). Management believes that prior operators on the properties performed considerable exploration work. All of the properties are close to paved roads and are in zones of moderate climate and topography. Management understands that the infrastructure is adequate for uranium exploration and development.

The option agreement for the initial properties requires us to make the following payments:

On or before May 10, 2008	$225,000

On or before May 10, 2009	$250,000

On or before November 10, 2010	$2,800,000

Total	$3,275,000

On April 11, 2007, we entered into a letter agreement that provided us with the option to purchase an additional uranium property in Argentine. We made an initial payment of US$50,000.00 upon entering into this agreement. The property is a uranium exploration property covering 80 hectares in the province of La Rioja, Argentina.

In order to maintain the option agreement for the subsequent property, we are obligated to make the following payments to Somuncurah:

On or before September 14, 2007	$	US 50,000

On or before March 14, 2008	$	US 50,000

On or before September 14, 2008	$	US 50,000

On or before March 14, 2009	$	US 75,000

On or before September 14, 2009	$	US 75,000

On or before March 14, 2010	$	US 75,000

On or before September 14, 2010	$	US 75,000

On or before March 14, 2011	$	US 350,000

In the fourth quarter of 2006 and the first quarter of 2007, we raised $1,011,920 in a private placement of units of our equity securities. Each unit consisted of one share of our common stock and one warrant for the purchase of an additional share of our common stock. The per-unit purchase price was $0.04. The exercise price of the warrant is $0.07. A second warrant had been proposed to be included in the units, but the investors canceled such rights. The remaining warrant will be exercisable between April 1, 2007, and the one-year anniversary of the closing of the offering. We plan to use the funds generated by the sale of the 25.3 million units and by the exercise of the warrants (as to which exercise there can be no assurance) primarily in connection with our new uranium project in Argentina and for general corporate purposes.

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

Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006

From inception to March 31, 2007, we had a loss of $1,484,229. Of this amount, $89,554, $251,301 and $554,514 was generated in the three-month period ended March 31, 2007 and during the years ended December 31, 2006 and 2005, respectively. The majority of the balance was generated in the 2004 fiscal year.

Operating expenses increased from $50,929 during the three-month period in 2006 to $89,554 during the same period in 2007, reflecting the increase in our activities subsequent to our investment in the Argentine uranium prospects in December 2006. We had slowed our activities during the three-month period in 2006 resulting from the halt of our exploration activities in Asia in 2005. An analysis of the increases in the operating expenses and the relevant components is set forth below.

General and administrative expenses increased $14,356 to $25,920 during the three-month period in 2007 as a result of our activities relating to our Argentine activities after the slow down in our activities in 2006 after we halted our exploration activities in Asia. The majority of this increase results from travel and other costs to Argentina.

During the three-month period in 2007, we expended $41,134 for professional and consulting fees, compared to $16,865 during the same period in 2006. Again, this increase results our Argentine activities in 2007 compared to the slow down in our activities in 2006.

We have no permanent employees and do not expect to hire any employees. We utilize contract services and consultants to perform our administrative services.

Liquidity and Capital Resources

As of March 31, 2007, our total assets were $837,263, which included cash balances of $426,290. Our total liabilities were $115,574, all of which were current and which we expect to pay in the second quarter of 2007. We believe that our cash resources are sufficient to meet our obligations during 2007; however, we do not have sufficient cash to meet the requirements of our obligation under the option agreements described above.

Despite our negative cash flows from operation of $123,456 and $1,153,051 for the three-month period ended March 31, 2007 and for the period from March 22, 2002 (inception) to March 31, 2007, respectively, we have been able to obtain operating capital through private equity funding sources. However, we do not have sufficient working capital to continue our exploration activities. Management’s plan includes new exploration opportunities and eventual implementation of our business plan. We have relied upon equity funding and loans from stockholders since inception.

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

Plan of Operation for the Next Twelve Months

Until we changed our core business, we had funded our operations principally from our April 2002 private offering and from the March 15, 2004, $3,000 loan from Dr. Brooke Mitchell. After our change of business in May 2004, we have funded our operations from a $500,000 loan (subsequently converted into 500,000 shares of our common stock) and from proceeds of our $1,008,000 private placement of common stock and warrants in November of 2006. Although we have the economic resources to meet our operating capital needs during the next 12 months, we will need to raise additional capital through additional loans or private capital stock transactions to meet our obligation under the option agreement and to implement our business plan. There can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

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

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

10.8	Consulting Agreement dated May 31, 2003 by and between us and Axiom Consulting Corp. filed as Exhibit 10.8 to the 2005 10-KSB, and incorporated herein by reference.

10.9	Reserved.

10.10	Letter Agreement dated December 1, 2006, by and between us and Somuncurah SRL, filed as Exhibit 10.10 to our Current Report on Form 8-K filed on December 6, 2006, and incorporated herein by reference.

10.11	Form of “A” Warrant to Purchase Shares of Common Stock, filed as Exhibit 10.11 to our Current Report on Form 8-K filed on December 6, 2006, and incorporated herein by reference.

10.12	Reserved.

10.13	Form of Registration Rights Agreement, filed as Exhibit 10.13 to our Current Report on Form 8-K filed on December 6, 2006, and incorporated herein by reference.

10.14	Letter Agreement, dated March 1, 2007, between Office Partners, Inc., and us, filed as Exhibit 10.14 to our Annual Report on Form 10-KSB filed on April 17, 2007, and incorporated herein by reference.

10.15	Letter Agreement, dated April 11, 2007, by and between Somuncurah SRL and us, filed as Exhibit 10.15 to our Annual Report on Form 10-KSB filed on April 17, 2007, and incorporated herein by reference.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*Filed with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC RESOURCES LTD.

(Registrant)

May 18, 2007	/s/ John Anderson
John Anderson
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and Director