Form 10QSB
period 2007-06-30
Strategic Resources Ltd.
filed 2007-08-20
CIK 1174259

As filed with the Securities and Exchange Commission on August 20, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended June 30, 2007

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Number of shares outstanding as of the close of business on August 20, 2007:

TITLE OF CLASS	NUMBER OF SHARES OUTSTANDING
Common Stock, $0.001 par value.	66,870,370

Transitional Small Business Disclosure Format (Check one): Yes ☐              No   ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Condensed Financial Statements

As of June 30, 2007 and
For each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Index to the Condensed Financial Statements

June 30, 2007 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

Condensed Financial Statements of Strategic Resources, Inc. (Formerly Key Gold Corporation) (A Company in the Development Stage):

Balance Sheet as of June 30, 2007	4

Condensed Statements of Operations For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006 and for the Period from March 22, 2002 (Inception) to June 30, 2007	5

Condensed Statements of Cash Flows For Each of the Six-Month Periods Ended June 30, 2007 and 2006 and for the Period from March 22, 2002 (Inception) to June 30, 2007	7

Notes to the Condensed Financial Statements	8

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Condensed Balance Sheet

June 30, 2007

ASSETS
Current assets:
Cash	$42,186
Total current assets	42,186
Equipment, net of accumulated depreciation of $684	894
Mining rights	612,500
Total assets	$655,580
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,380
Due to related party	20,866
Total current liabilities	37,246
Commitments and contingencies
Shareholders’ equity:
Common stock, $.001 par value, 200,000,000 shares authorized, 66,870,370 shares issued and outstanding	66,870
Additional paid in capital	2,189,050
Deficit accumulated during the development stage	(1,637,586)
Total shareholders' equity	618,334
Total liabilities and shareholders' equity	$655,580

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Condensed Statements of Operations

For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

					For the
					Period From
					March 22,
	For the Three-Month Period Ended		For the Six-Month Period Ended		2002(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Operating expenses:
Exploration fees	-	-	-	-	$149,988
General and administrative	$3,297	$14,074	$29,217	$25,638	307,510
Professional and consulting fees	65,559	51,217	106,693	68,082	589,707
Consulting fees - related party	22,500	22,500	45,000	45,000	313,380
Total operating expenses	91,356	87,791	180,910	138,720	1,360,585
Interest expense	-	-	-	-	215,000
Net loss	$(91,356)	$(87,791)	$(180,910)	$(138,720)	$(1,575,585)
Net loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00	$(0.02)
Weighted average number of shares outstanding - basic and diluted	66,770,370	41,870,370	66,053,703	41,870,370	68,237,507

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Condensed Statements of Operations

For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

			For the
			Period From
			March 22, 2002
	For the Six-Month Period Ended		(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(180,910)	$(138,720)	$(1,575,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	158	158	684
Interest expense recorded on debt to equity conversion	-	-	215,000
Changes in operating assets and liabilities:
Prepaid professional expenses	-	39,246	-
Prepaid rent	1,081	-	-
Accounts payable and accrued expenses	(134,255)	24,145	16,380
Due to related party	20,866	42,697	20,866
Net cash used in operating activities	(293,060)	(32,474)	(1,322,655)
Cash flows used in investing activities:
Investment in mining rights	(362,500)	-	(612,500)
Additions to property and equipment	-	-	(1,579)
Net cash used in investing activities	(362,500)	-	(614,079)
Cash flows provided by financing activities:
Proceeds from issuance of notes	-	60,000	560,000
Proceeds from a note from the then Chairman, Chief Executive Officer and majority shareholder	-	-	3,000
Amount paid to the then Chairman, Chief Executive Officer and majority shareholder in connection with the Release agreement	-	-	(49,000)
Proceeds from the issuance of common stock and warrants, net of related offering costs and expenses	175,940	-	1,524,920
Payment of note payable	(60,000)	-	(60,000)
Net cash provided by financing activities	115,940	60,000	1,978,920

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Condensed Statements of Cash Flows

For Each of the Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

			For the
			Period From
			March 22, 2002
	For the Six-Month Period Ended		(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Net increase (decrease) in cash	$(539,620)	$27,526	$42,186

Cash - beginning of period	581,806	35,170	-

Cash - end of period	$42,186	$62,696	$42,186

The accompanying notes are an integral part of the financial statements.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Condensed Financial Statements

June 30, 2007 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

1.    Interim Presentation

The accompanying condensed interim financial statements as of June 30, 2007 and for the each of the three-month and six-month periods ended June 30, 2007 and 2006 and for the period from March 22, 2002 (inception) to June 30, 2007 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and for the period from March 22, 2002 (inception) to June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The condensed interim financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as of December 31, 2006.

Certain quarterly, year-to-date, and inception-to-date amounts have been reclassified to conform to the current period presentation.

2.    Description of Business and Development Stage Operations

The Company was incorporated in March 2002 in the state of Nevada. In May 2004, the Chairman, Chief Executive Officer and then majority shareholder (the "former officer") resigned and a new sole director and manager was put in place. At the same time as the former officer's resignation, he entered into a mutual release agreement (the "Agreement") with the Company; which among other things, provided for the redemption by the Company of all of his shares that were recorded as a treasury stock transaction (Notes 4 and 6).

The Company then adopted a business plan to pursue funding for geological mapping in China and Mongolia. The Company has since ceased these activities in Asia. In December 2006 the Company entered into an option agreement to purchase certain uranium properties in Argentina and changed its name to Strategic Resources, Ltd. The Company anticipates funding its operations for the next twelve months through loans and additional equity financing as required.

3.    Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Condensed Financial Statements

June 30, 2007 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

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

Cash and Cash Equivalents

Cash is comprised of an amount held in the Company's outside counsel's trust fund account and two business checking accounts. The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months, when purchased, to be cash equivalents. There are no cash equivalents as of June 30, 2007. The Company has no requirement for compensating balances. The Company had no cash balances that exceeded federally insured limits. At June 30, 2007, $11,768 was held in the trust account of the Company's legal counsel, and therefore may not be subject to FDIC insurance. The Company believes this credit risk is mitigated due to the financial strength of the law firm and the restrictions placed upon the trust account balances by the California State Bar Association. These funds were available to the Company at June 30, 2007.

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Condensed Financial Statements

June 30, 2007 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for the Company’s

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Condensed Financial Statements

June 30, 2007 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

3.    Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, Continued

year beginning January 1, 2008 and is to be applied prospectively. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 159 to have a material impact on its results of operations and financial condition.

4.    Mining Rights and Joint Ventures

La Rioja, Argentina Uranium Properties

On December 1, 2006 and April 11, 2007, the Company acquired options to purchase certain uranium properties in Argentina. The properties consist of eight groups of uranium exploration properties in the province of La Rioja, Argentina. The properties are located in proximity with many other mineral exploration properties currently being explored by other companies or in proximity with properties previously claimed by the Argentine National Commission of Atomic Energy (“C.N.E.A.”). The Company believes that prior operators on the properties performed considerable exploration work. All of the properties are close to paved roads and are in zones of moderate climate and topography.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Condensed Financial Statements

June 30, 2007 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

4.    Mining Rights and Joint Ventures, Continued

La Rioja, Argentina Uranium Properties, Continued

The Company has made initial and subsequent payments totaling $612,500 and the option agreements require the following payments to be made by the Company on or before:

May 10, 2008	$87,500
September 14, 2008	50,000
March 14, 2009	75,000
May 10, 2009	250,000
September 14, 2009	75,000
March 14, 2010	75,000
September 14, 2010	75,000
November 10, 2010	2,800,000
November 10, 2010	350,000
Total	$3,837,500

Fencheng, China Gold Venture

In May 2004, the Company entered an agreement to pursue mineral exploration in China. During the year ended December 31, 2004, the Company made a payment of $88,462 for professional fees related to the documentation for this investment and in the year ended December 31, 2005, the Company incurred exploration costs of $43,283 on this project. The Company has abandoned this project and has no further interest nor does it have any further obligations.

Mongolian Gold Venture

In March 2005, the Company entered into an exploration agreement in Mongolia. During the year ended December 31, 2005, the Company incurred exploration costs of $106,705 on this project. As a result of proposed tax changes in Mongolia, the Company determined that it was not economically feasible to continue with this project, has abandoned it, and has no further interest nor does it have any further obligations.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Condensed Financial Statements

June 30, 2007 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

5.    Commitments and Contingencies

Financial Results, Liquidity and Management's Plan

The Company has incurred net losses for the six-month period ended June 30, 2007 and for the period from March 22, 2002 (inception) to June 30, 2007 of $180,910 and $1,575,585, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Despite its negative cash flows from operations of $293,060 and $1,322,655 for the six-month period ended June 30, 2007 and for the period from March 22, 2002 (inception) to June 30, 2007, respectively, the Company has been able to obtain additional operating capital through private equity funding sources. Management's plans include the continued development and implementation of its business plan. The Company has relied upon equity funding and loans from shareholders since inception.

No assurances can be given that the Company can obtain sufficient working capital through the sale of the Company's common stock and borrowing or that the development and implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations. The condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Facility Lease with an Entity Controlled by a Related Party

The Company, through an entity controlled by its Chief Executive Officer, leases office space in Vancouver, British Columbia. This lease commenced on April 1, 2007, requires a monthly payment of approximately $1,500 plus common area fees, is on a month-to-month basis, and can be terminated at any time by either party.

Facility Lease

Rent expense for the three month and six month periods ended June 30, 2007 and 2006 and for the period from March 22, 2002 (inception) to June 30, 2007 are as follows:

Three month periods ended June 30:
2007	$7,329
2006	$6,627
Six month periods ended June 30:
2007	$13,672
2006	$14,154
Period from March 22, 2002 (inception) to June 30, 2007	$22,715

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Condensed Financial Statements

June 30, 2007 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

5.    Commitments and Contingencies, Continued

Litigation

The Company is not aware of any litigation matters pending or threatened as of June 30, 2007 that will materially affect the Company's financial statements. The Company is sometimes involved in matters of litigation that the Company considers ordinary routine litigation incidental to the Company's business. The Company's policy is to accrue during a period, as a charge to operations, amounts related to legal matters if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, as required by SFAS No. 5, Accounting for Contingencies.

Consulting Agreement with Related Party

The Company has a two year corporate services agreement with an entity that is controlled by the Company's Chief Executive Officer that was entered into in April 2004. Under the terms of the agreement, the Company pays a monthly fee of $7,500 to the entity for various corporate and administrative services and will continue through March 2008. Upon expiration of the agreement, either party may renew for a term of one year or longer, if desired. The minimum commitment under this agreement through the end of the recent extension of the consulting agreement was $67,500 for 2006 through the period ended March 31, 2008. The corporate services agreement resulted in the recognition of $22,500, $22,500, $45,000 and $45,000 as consulting fee-related party for the three-month periods and the six-month periods ended June 30, 2007 and 2006, respectively and $313,380 for the period from March 22, 2002 (inception) to June 30, 2007.

6.    Equity Transactions

Common Stock Activity

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

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Condensed Financial Statements

June 30, 2007 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

6.    Equity Transactions, Continued

Common Stock Activity, Continued

Redemption of Common Shares

In May 2004, the former officer sold 47,000,000 shares of common stock back to the Company in a redemption of common shares. Pursuant to a release agreement between himself and the Company, he received a cash payment of $49,000 and caused the satisfaction of a $3,000 promissory note due from the Company as consideration for the shares retired. The net redemption price of $46,000 amounted to $0.001 per share of common stock. The redemption and ultimate retirement of the common shares has been accounted for as treasury stock transaction.

Common Shares Issued in Satisfaction of Debt

In June 2004 the Company issued 500,000 shares of its common stock in consideration of the satisfaction of two notes with a combined face value of $500,000.

Sale of Equity Units

During November and December of 2006, the Company sold 20,600,000 equity units in a private placement. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of an additional share of common stock. The per-unit price was $0.04. The exercise price of each warrant is $0.07. The warrants were exercisable between April 1, 2007 and the one-year anniversary of the closing of the offering. The net proceeds of the unit sale was $823,980. In January 2007, the Company sold an additional 4,400,000 units with net proceeds of $175,940.

In August 2004, the Company sold 370,370 equity units to one party who had previously loaned the Company money through a private placement offering. Each equity unit was comprised of one share of the Company's common stock and one warrant to purchase a share of the Company's common stock. The per equity unit price was $1.35 for an aggregate value of $500,000.

Warrant Activity

Lapsed Warrants

The warrant granted the holder the right to acquire the Company's stock at an exercise price of $1.50 per share, with an exercise period that lapsed in August 2006.

Strategic Resources, Ltd.
(formerly Key Gold Corporation)
(A Company in the Development Stage)

Notes to the Condensed Financial Statements

June 30, 2007 and
For Each of the Three-Month and Six-Month Periods Ended June 30, 2007 and 2006, and
For the Period From March 22, 2002 (Inception) to June 30, 2007

6.    Equity Transactions, Continued

Warrant Activity, Continued

Warrants Issued

At June 30, 2007, there were warrants to purchase 25,000,000 shares of the Company's common shares outstanding. The exercise price of the warrants is $0.07 per share. The warrants are currently exercisable and expire June 30, 2008.

Reservation of Common Stock

As of June 30, 2007, the Company has reserved for future issuance 25,000,000 shares of common stock for warrants outstanding.

7.    Loss Per Share

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding for the periods.

The computations of basic and diluted loss per common share are as follows:

			For the
			Period From
			March 22, 2002
	For the Six-Month Period Ended		(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Loss per common share, basic and diluted:
Numerator:
Net loss available to common shareholders	$(180,910)	$(138,720)	$(1,575,585)
Denominator:
Weighted average shares - basic and diluted	66,053,703	41,870,370	68,237,507
Loss per common share, basic and diluted	$0.00	$0.00	$(0.02)

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

The option agreement for the initial properties requires us to make the following payments:

On or before May 10, 2008	$87,500

On or before May 10, 2009	$250,000

On or before November 10, 2010	$2,800,000

Total	$3,137,500

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

In the fourth quarter of 2006 and the first quarter of 2007, we raised $1,011,920 in a private placement of units of our equity securities. Each unit consisted of one share of our common stock and one warrant for the purchase of an additional share of our common stock. The per-unit purchase price was $0.04. The exercise price of the warrant is $0.07. A second warrant had been proposed to be included in the units, but the investors canceled such rights. The remaining warrant will be exercisable between April 1, 2007, and the one-year anniversary of the closing of the offering. We plan to use the funds generated by the sale of the 25.3 million units and by the exercise of the warrants (as to which exercises there can be no assurance) primarily in connection with our new uranium project in Argentina and for general corporate purposes.

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

Results of Operations for the Three-and Six-Months Periods Ended June 30, 2007 and 2006

From inception to June 30, 2007, we had a loss of $1,575,585. Of this amount, $91,356, $180,910, $251,301, and $554,514 were generated in the three- and six-month periods ended June 30, 2007 and during the years ended December 31, 2006 and 2005, respectively. The majority of the balance was generated in the 2004 fiscal year.

Operating expenses increased from $87,791 and $138,720 during the three- and six-month periods in 2006 to $91,356 and $180,910 during the same periods in 2007, reflecting the increase in our activities subsequent to our investment in the Argentine uranium prospects in December 2006. We had slowed our activities during the first three-month period in 2006 resulting from the halt of our exploration activities in Asia in 2005. An analysis of the increases in the operating expenses and the relevant components is set forth below.

General and administrative expenses decreased $10,777 during the three month period in 2007 compared to 2006 as a result of using both related party and outside consulting services for most of our administrative needs. These costs were comparable for both of the six month periods.

During the three-and six-month periods in 2007, we expended $65,559 and $106,693 for professional and consulting fees, compared to $51,217 and $68,082 during the same periods in 2006. These increases result our Argentine activities in 2007 compared to the slow down in our activities in 2006.

We have no permanent employees and do not expect to hire any employees. We utilize contract services and consultants to perform our administrative services.

Liquidity and Capital Resources

As of June 30, 2007, our total assets were $655,580, which included cash balances of $42,186. Our total liabilities were $37,246, all of which were current. We believe that our cash resources are not sufficient to meet our obligations during 2007 and we do not have sufficient cash to meet the requirements of our obligation under the option agreements described above.

Despite our negative cash flows from operation of $293,060 and $1,322,655 for the six-month period ended June 30, 2007 and for the period from March 22, 2002 (inception) to June 30, 2007, respectively, we have been able to obtain operating capital through private equity funding sources. However, we do not have sufficient working capital to continue our exploration activities. Management’s plan includes new exploration opportunities and eventual implementation of our business plan. We have relied upon equity funding and loans from stockholders since inception.

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

Plan of Operation for the Next Twelve Months

Until we changed our core business, we had funded our operations principally from our April 2002 private offering and from the March 15, 2004, $3,000 loan from Dr. Brooke Mitchell. After our change of business in May 2004, we have funded our operations from a $500,000 loan (subsequently converted into 500,000 shares of our common stock) and from proceeds of our $1,008,000 private placement of common stock and warrants in November of 2006. We do not have the economic resources to meet our operating capital needs during the next 12 months, and we will need to raise additional capital through additional loans or private capital stock transactions to meet our obligation under the option agreement and to implement our business plan. There can be no assurance that funds required will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

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

STRATEGIC RESOURCES LTD.

(Registrant)

August 20, 2007	/s/ John Anderson
John Anderson
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, and Director